Form 10-K
period 1993-12-31
JMB INCOME PROPERTIES LTD XI
filed 1994-03-29
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1993                            Commission file no. 0-15966


                       JMB INCOME PROPERTIES, LTD. - XI
            (Exact name of registrant as specified in its charter)


           Illinois                                   36-3254043
(State of organization)                   (I.R.S. Employer Identification No.)


900 N. Michigan Ave., Chicago, Illinois                   60611
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                    which registered
- -------------------                             ------------------------------

        None                                                 None


Securities registered pursuant to Section 12(g) of the Act:

                         LIMITED PARTNERSHIP INTERESTS
                               (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K - X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Certain pages of the prospectus of the registrant dated July 11, 1984, as supplemented July 24, 1984 and November 26, 1984 and filed pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts I and III of this Annual Report on Form 10-K.
                              TABLE OF CONTENTS



                                                                       Page
                                                                       ----
PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . . . . .      5

Item  3.     Legal Proceedings . . . . . . . . . . . . . . . . . .      7

Item  4.     Submission of Matters to a Vote
             of Security Holders . . . . . . . . . . . . . . . . .      7


PART II

Item  5.     Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters . . . .      7

Item  6.     Selected Financial Data . . . . . . . . . . . . . . .      8

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . .     14

Item  8.     Financial Statements and Supplementary Data . . . . .     19

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure. . . . . . . .     61


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . . . . .     61

Item 11.     Executive Compensation. . . . . . . . . . . . . . . .     64

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . . . . .     65

Item 13.     Certain Relationships and Related Transactions. . . .     66


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . . . . . .     66


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . .     68
















                                       i


                                    PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     The registrant, JMB Income Properties, Ltd. - XI (the "Partnership"), is a limited partnership formed in 1983 and currently governed under the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $173,406,000 in limited partnership interests (the "Interests") commencing on July 11, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-90503). A total of 173,406 Interests were sold to the public at $1,000 per Interest and the holders of 173,406 Interests were admitted to the Partnership in fiscal 1985. The offering closed on November 30, 1984. No Investor has made any additional capital contribution after such date. The Investors in the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate on or before October 31, 2034. Accordingly, the Partnership intends to hold the real properties it acquires for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                                             SALE OR DISPOSITION
                                                                             DATE OR IF OWNED
                                                                             AT DECEMBER 31, 1993,
NAME, TYPE OF PROPERTY                                      DATE OF          ORIGINAL INVESTED
    AND LOCATION (e)                         SIZE           PURCHASE         CAPITAL PERCENTAGE (a)        TYPE OF OWNERSHIP
- ----------------------                    ----------        --------         ----------------------        ---------------------
1. Riverside Square Mall
    Hackensack, New Jersey . . .          234,000 sq.ft.    10-19-83          15%                          fee ownership of land
                                             g.l.a.                                                        and improvements (b)(f)
2. Bank of Delaware Office
    Building
    Wilmington, Delaware . . . .          314,000 sq.ft.    12-14-84          13%                          fee ownership of land
                                             n.r.a.                                                        and improvements (b)(f)
3. Genesee Valley Center
    Flint, Michigan. . . . . . .          358,000 sq.ft.    12-21-84         6-29-90                       fee ownership of land
                                             g.l.a.                                                        and improvements (d)
4. Park Center Financial
    Plaza
    San Jose, California . . . .          422,000 sq.ft.    06-20-85          26%                          fee ownership of land
                                             n.r.a.                                                        and improvements
                                                                                                           (through a joint
                                                                                                           venture partnership)
                                                                                                           (b)(c)
5. Royal Executive Park-II
    Rye Brook, New York. . . . .          270,000 sq.ft.    02-12-87         20%                           fee ownership of land
                                             n.r.a.                                                        and improvements
                                                                                                           (through a joint
                                                                                                           venture partnership)
                                                                                                           (c)

- -----------------------
  (a) The computation of this percentage for properties held at December 31, 1993 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4, Note 3 of Notes to Financial Statements of JMB/San Jose Associates and Schedule XI to such financial statements filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partner-ship's real property investments.

  (c) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (d) This property has been sold.

  (e) Reference is made to Item 8 - Schedules X and XI filed with this annual report for further information concerning real estate taxes and depreciation.

  (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.


     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Note 6 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1993.

     The Partnership has approximately 17 full-time personnel and 7 part-time individuals performing on-site duties at three of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

     The terms of transactions between the Partnership and the General Partners and their affiliates of the Partnership are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1993 and 1992 for the Partnership's investment properties owned during 1993:

                                                                             1992                               1993
                                                            -------------------------------     -----------------------
                                                             At       At       At       At      At       At       At
                                     Principal Business     3/31     6/30     9/30    12/31    3/31     6/30     9/30    12/31
                                     ------------------     ----     ----     ----    -----    ----     ----    -----    -----
1.  Park Center Financial Plaza
     San Jose, California. . . . . . Accounting/
                                     Legal                   88%      89%      89%      89%     89%      88%      84%      84%

2.  Riverside Square Mall
     Hackensack, New Jersey. . . . . Retail                  82%      84%      78%      84%     83%      83%      80%      81%

3.  Bank of Delaware Office
     Building
     Wilmington, Delaware. . . . . . Banking                 93%      93%      93%      93%     92%      90%      90%      61%

4.  Royal Executive Park II
     Rye Brook, New York . . . . . . Communications/
                                     Industrial Consulting   57%      62%      92%      92%     92%      92%      93%      92%

- --------------

     Reference is made to Item 6, Item 7 and Note 6 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.


/TABLE

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1992 or 1993.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1993, there were 14,978 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Investors.




ITEM 6.  SELECTED FINANCIAL DATA


                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                            YEARS ENDED DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989

                                                  (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                                  1993              1992              1991              1990              1989
                                              -------------     -------------     -------------     -------------     -------------
Total income . . . . . . . . . . . . . . . . .$  14,618,038        15,185,097        15,309,347        21,752,033        28,081,892
                                              =============     =============     =============     =============     =============

Operating earnings (loss). . . . . . . . . . .$   1,677,866        (9,097,353)        2,122,059           215,576         2,507,068
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . .   (4,262,005)       (1,779,563)       (9,667,835)         (132,611)       (1,759,497)
                                              -------------     -------------     -------------     -------------     -------------

Net operating earnings (loss)  . . . . . . . .   (2,584,139)      (10,876,916)       (7,545,776)           82,965           747,571
Gain on sale of investment property. . . . . .        --                --              --             43,328,288             --
                                              -------------     -------------     -------------     -------------     -------------

Earnings (loss) before extraordinary item. . .   (2,584,139)      (10,876,916)       (7,545,776)       43,411,253           747,571
Extraordinary item . . . . . . . . . . . . . .        --                --             --                   --              (74,018)
                                              -------------     -------------     -------------     -------------     -------------

Net earnings (loss). . . . . . . . . . . . . .$  (2,584,139)      (10,876,916)       (7,545,776)       43,411,253           673,553
                                              =============     =============     =============     =============     =============

Net earnings (loss) per Interest (b):
    Operating earnings (loss). . . . . . . . .$      (15.65)           (62.90)           (43.60)              .46            4.14
    Gain on sale of investment property. . . .         --                 --              --                222.47           --
    Extraordinary item . . . . . . . . . . . .         --                 --              --                 --               (.41
                                              -------------     -------------     -------------     -------------     -------------

Net earnings (loss). . . . . . . . . . . . . .$      (15.65)           (62.90)           (43.60)           222.93              3.73
                                              =============     =============     =============     =============     =============

Total assets . . . . . . . . . . . . . . . . .$  88,391,802        93,648,467       107,443,394       122,617,419       174,408,665
Long-term debt . . . . . . . . . . . . . . . .$  11,297,315        21,104,127        21,403,495        21,699,712        68,159,718
Cash distributions per Interest (c). . . . . .$       12.00             12.00             33.75            243.45             70.00
                                              =============     =============     =============     =============     =============

- -------------

     (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

     (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period (173,411).

     (c) Cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1993


Property
- --------

Riverside Square
Mall                a)      The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                            Year Ending                GLA              Avg. Base Rent Per
                            December 31,          Occupancy Rate (1)    Square Foot (2)
                            ------------          -----------------     ------------------

                                1989 . . . . . .       93%                 $21.01
                                1990 . . . . . .       89%                  24.66
                                1991 . . . . . .       89%                  24.48
                                1992 . . . . . .       84%                  26.90
                                1993 . . . . . .       81%                  31.26

                    (1) As of December 31 of each year.
                    (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                                Base Rent        Scheduled Lease      Lease
                    b)      Significant Tenants               Square Feet       Per Annum        Expiration Date      Renewal Option
                            -------------------               -----------       ---------        ---------------      --------------

                            Conran's (1)                      28,092            $205,633         1/2000               N/A
                            (Department Store)

                    (1)  In January 1994, Conran's filed for protection pursuant to Chapter 11 bankruptcy petition.

                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Riverside Square Mall:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1993
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------

                            1994                10                  13,400       $344,200              7.2%
                            1995                 7                  10,800        306,000              6.4%
                            1996                 3                   4,900        124,300              2.6%
                            1997                 5                  10,600        351,600              7.3%
                            1998                 4                   6,700        241,900              5.0%
                            1999                 5                  13,500        458,700              9.6%
                            2000                 4                  11,800        395,600              8.2%
                            2001                 5                  16,400        459,200              9.6%
                            2002                 5                  23,500        743,300             15.5%
                            2003                 5                  17,100        536,800             11.2%


                    (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

Property
- --------

Bank of Delaware
Office Building     a)      The GLA historical occupancy rate and average base rent per square foot for the last five years were as follows:

                            Year Ending                GLA              Avg. Base Rent Per
                            December 31,          Occupancy Rate (1)    Square Foot (2)
                            ------------          -----------------     ------------------

                                1989 . . . . . .       93%                 $ 9.80
                                1990 . . . . . .       97%                   9.03
                                1991 . . . . . .       93%                  10.54
                                1992 . . . . . .       93%                  10.65
                                1993 . . . . . .       61%                  22.81

                    (1) As of December 31 of each year.
                    (2) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                                Base Rent        Scheduled Lease      Lease
                    b)      Significant Tenants               Square Feet       Per Annum        Expiration Date      Renewal Option
                            -------------------               -----------       ---------        ---------------      --------------
                            Bank of Delaware                    2,357           $ 41,200         4/1994               1-5 yr.
                            (Bank)                                174              2,900         4/1994               N/A
                                                                3,389             16,900         12/1994              1-10 yr.
                                                                7,448            105,600         5/1996               N/A
                                                                1,717             28,300         4/1998               N/A
                                                              100,000            350,000         5/2005               3-15 yr.

                    c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Bank of Delaware Office Building:

                                                                                Annualized         Percent of
                                             Number of         Approx. Total    Base Rent          Total 1993
                            Year Ending      Expiring          GLA of Expiring  of Expiring        Base Rent
                            December 31,     Leases            Leases (1)       Leases             Expiring
                            ------------     ---------         ---------------  -----------        ----------

                            1994                 7                   9,300       $110,500              4.1%
                            1995                 9                  27,400        413,500             15.5%
                            1996                 3                   9,700        161,200              6.0%
                            1997                 8                  24,700        395,000             14.8%
                            1998                 5                  10,400        166,400              6.2%
                            1999                 -                   --             --                  --
                            2000                 1                   1,200         10,800              0.4%
                            2001                 -                   --             --                  --
                            2002                 -                   --             --                  --
                            2003                 -                   --             --                  --

                    (1)  Excludes leases that expire in 1994 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On July 11, 1984, the Partnership commenced an offering to the public of $60,000,000, subject to increase up to $200,000,000, pursuant to a Registra-tion Statement on Form S-11 under the Securities Act of 1933. On November 30, 1984, the initial and final closing of the offering was consummated with the dealer manager of the public offering (an affiliate of which is a limited partner of the Associate General Partner of the Partnership), and 173,406 Interests were issued by the Partnership.

     After deducting selling expenses and other offering costs, the Partnership had approximately $156,493,000 with which to make investments in commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in
Item 1 above.

     At December 31, 1993, the Partnership had cash and cash equivalents of approximately $267,000. Such funds and short-term investments of approximately $23,681,000 may be utilized for distributions to partners and for working capital requirements including operating deficits, re-leasing costs of vacant space, and certain capital improvements currently being incurred at the Bank of Delaware Office Building and Riverside Square Mall. Additionally, funds may be utilized to fund the Partnership's share of releasing costs and capital improvements at Park Center Financial Plaza. As discussed in Note 2(c), a major tenant at the Bank of Delaware investment property, brought a lawsuit against the Partnership which was decided in the tenants favor in 1990. The Partnership paid the tenant approximately $722,000 and $80,000 in 1991 and 1992, respectively, and may be obligated to fund additional amounts. (See also the discussion of the loan on this property below.) The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $3,943,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures for 1994 is currently budgeted to be $4,809,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement as discussed in Notes 5 and 7. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse.

Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     In January 1992, the Partnership advanced $575,000 to the JMB/San Jose joint venture for the payment of certain other operating expenses. These monies were paid back to the Partnership by the end of 1992. The venture partners notified the tenants in and invitees to the complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, the venture partners are working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. However, since the costs of both re-leasing space and any seismic program could be substantial, the Partnership has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs.

     The Partnership is also continuing to discuss terms for a possible loan extension with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. This mortgage loan is reflected as a current liability in the accompanying JMB/San Jose financial statements. However, the Partnership and the lender have not been able to agree upon mutually acceptable terms for a loan extension and the lender has accelerated the loan. Should an agreement not be reached and as the Partnership does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the Partnership has decided not to commit any additional amounts to this portion of the complex since the likelihood of recovering such
funds through increased capital appreciation is remote.   The result would be
that the Partnership would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, the JMB/San Jose joint venture has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at December 31, 1993 is recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. Due to the uncertainty of the JMB/San Jose joint venture's ability to recover the net carrying value of those buildings within the investment property through future operations or sale, the JMB/San Jose joint venture had recorded a provision for value impairment at December 31, 1991 of $21,175,127 to reduce the net book value of the 100-130 Park Center Plaza buildings and a certain parking area to an amount equal to the then outstanding balance of the related non-recourse financing. Additionally, at December 31, 1992, the JMB/San Jose joint venture recorded a provision for value impairment of $8,142,152 on certain other portions of the complex to amounts equal to the then outstanding balances of the related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that JMB/San Jose joint venture would no longer have an ownership interest in such portion. See Note 3(b) for further discussion of this investment property. Tenants occupying approximately 110,000 square feet (approximately 26% of the buildings) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals.

     Riverside Square Mall has been experiencing decreasing sales levels as well as increasing competition for new tenants since a competing regional retail center expanded its operations in 1990. Additionally, approximately 19% of the tenant space at Riverside Square had leases which expired in 1992 and for which a portion did not renew. The remaining portion renewed on a short-term basis pending the final remodeling and remerchandising plan. The Partnership is proceeding with its plans to renovate and remerchandise the center. In connection with the planned renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales which own their own stores. In return for the additional 15-year time commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their store renovation. The Partnership is also required to complete a renovation of the mall, with an additional estimated cost of approximately $12,000,000, pursuant to the terms of this extension. The Partnership is pursuing financing for the planned mall renovation; however, there can be no assurance that such financing will be obtained or that the renovation will be completed as currently planned. The Partnership is still considering possibly expanding the mall at some point in the future as well. Furthermore, the Partnership, as of the date of this report, has commenced the $7,500,000 restoration of the parking deck. The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall is in need of a renovation have extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's filed for protection pursuant to Chapter 11 bankruptcy petition. The store at the center has commenced a going-out-of-business sale. The Partnership is reviewing its possible alternatives with respect to replacement tenants and its rights with respect to the Conran's lease which is scheduled to expire in January 2000.

     At the Bank of Delaware Building, a major tenant, E.I. duPont de Nemours ("duPont"), comprising approximately 27% of the building, vacated their space upon expiration of their lease in December 1993. The property has cumulatively operated at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimates the costs associated with re-leasing any vacant space during the next few years, including those costs to remove the remaining asbestos in tenant space, will be substantial. As a result of these leasing concerns, the Partnership recorded a provision for value impairment on the Bank of Delaware Building at June 30, 1992 of $11,476,030 to reduce the net carrying value of the Bank of Delaware Building to the then outstanding balance of the related non-recourse debt. Further, the Partnership has commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective January 1994, the Partnership has suspended payment of debt service to the lender. There can be no assurance the Partnership will be successful in these discussions, and accordingly, the entire balance is reflected as a current liability in the accompanying financial statements. If a suitable modification of the existing loan cannot be arranged, the Partnership has decided not to voluntarily commit any additional amounts to the property. It is likely that the lender will seek to realize upon its collateral security and the Partnership will no longer have an ownership interest in the Property.

Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos has been abated or encapsulated in approximately 62% of the building's space. The Partnership does not believe that any remaining asbestos in the building presents a hazard and does not believe that such asbestos currently is required to be removed. The Partnership estimates that the current cost of asbestos abatement in a portion of the building that could be incurred under certain circumstances in the future is approximately $800,000. However, the Partnership currently does not believe that it will likely be required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership will not be required to pay such cost or indemnification.

     JWP, Inc. began occupying approximately 72,000 square feet of space (approximately 27% of the property) at Royal Executive Park II in August 1992.

As a result of the JWP, Inc. lease, the Partnership has received its preferred level of return for 1993 and in addition, recovered a portion of the cumulative shortfall in this return since 1989. The Partnership expects to receive its preferred level of return for 1994 in addition to a partial recovery of its cumulative shortfall in this return since 1989. However, subsequent to the end of the quarter, JWP filed for protection pursuant to a Chapter 11 bankruptcy petition. At this time, it is uncertain what effect this will have on the operations of the complex. As previously reported, JWP has been current in its rental obligations pursuant to its lease which is not scheduled to expire until May 2002. However, JWP has subleased approximately 60,000 square feet of its space and is actively attempting to sublease a significant portion of their remaining space. The manager continues an aggressive marketing program to lease the remaining vacant space but the competitive nature of the market continues to extend the time period required to lease space to initial tenants.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     In response to the weakness of the economy and the limited amount of available real estate financing in particular, the Partnership is taking steps to preserve its working capital. Therefore, the Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available.
By conserving working capital, the Partnership will be in a better position to meet future needs of its properties without having to rely on external financing sources.

RESULTS OF OPERATIONS

     The increase in buildings and improvements at December 31, 1993 as compared to December 31, 1992 is primarily due to improvements of approximately $649,000 as a result of leasing a certain tenant's space and approximately $908,000 as a result of the renovation of the parking garage at the Hackensack, New Jersey investment property.

     The decrease in investment in unconsolidated ventures at December 31, 1993 as compared to December 31, 1992 and the decrease in the Partnership's share of operations of unconsolidated ventures for the twelve months ended December 31, 1993 as compared to the twelve months ended December 31, 1992 is primarily due to the JMB/San Jose joint venture recording at September 30, 1993 a provision for value impairment of $15,549,935 (of which the Partnership's share is $7,774,967) to reduce the net carrying value of the 150 Almaden and 185 Park Avenue buildings and certain parking areas to the then outstanding balance of the related non-recourse financing. The increase in the Partnership's share of operations of unconsolidated ventures for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 was primarily due to the Partnership's share of the provisions for value impairment recorded in 1991 at the San Jose, California investment property, partially offset in 1992 by the effect of an additional provision for value impairment recorded at December 31, 1992. See Note 3(b).

     The increase in current portion of long-term debt and the decrease in long-term debt as of December 31, 1993 as compared to December 31, 1992, are primarily due to the Partnership's decision to suspend debt service payments at the Wilmington, Delaware real estate property investment.

     The decrease in accounts payable as of December 31, 1993 as compared to December 31, 1992, is primarily due to the timing of the payment of certain accrued expenses at the Hackensack, New Jersey real estate property investment.

     The decrease in accrued interest as of December 31, 1993 as compared to December 31, 1992 is primarily due to the timing of interest payments at the Wilmington, Delaware investment property.

     The decrease in rental income as of December 31, 1993 as compared to December 31, 1992 is primarily due to lower occupancy at the Wilmington, Delaware investment property and tenant billing adjustments of approximately $223,000 at the Hackensack, New Jersey investment property.

     The decrease in interest income as of December 31, 1993 as compared to December 31, 1992 and December 31, 1992 as compared to December 31, 1991 is primarily due to lower effective yields being earned on U.S. Government obligations held during 1993 and 1992.

     The decrease in depreciation expense as of December 31, 1993 as compared to December 31, 1992 and December 31, 1991 is primarily due to a reduction of approximately $223,000 in depreciation expense at the Wilmington, Delaware investment property due to the provision for value impairment recorded at September 30, 1992. See Note 2(c).

     The increase in property operating expenses as of December 31, 1993 as compared to December 31, 1992 is partially due to an increase of approximately $272,000 of snow removal costs primarily due to a blizzard in early 1993 at the Hackensack, New Jersey investment property. The decrease in property operating expenses for the twelve months ended December 31, 1992 as compared to the twelve months ended 1991 was primarily due to lower operating expenses including real estate taxes, repairs and maintenance and land debt expense at the Hackensack, New Jersey investment property. Such costs are primarily recoverable from tenants.

     The decrease in professional services as of December 31, 1993 as compared to December 31, 1992 and the increases for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 is primarily due to legal fees incurred in 1992 by the Partnership in its successful defense of a lawsuit and its subsequent appeal brought against the Hackensack, New Jersey investment property concerning public access issues.

     The decrease in provision for value impairment as of December 31, 1993 as compared to December 31, 1992 and the increase for the twelve months ended December 31, 1992 as compared to the twelve months ended December 31, 1991 is primarily due to the Partnership recording a provision for value impairment of $11,476,030 at the Wilmington, Delaware investment property at June 30, 1992 to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt. See Note 1.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     To the extent that inflation in future periods does have an adverse impact on property operating expenses, the effect will generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

     Future inflation may also cause capital appreciation of the Partnership's investment properties over a period of time to the extent that rental rates and replacement costs of properties increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                                     INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1993 and 1992
Statements of Operations, years ended December 31, 1993, 1992 and 1991 Statements of Partners' Capital Accounts (Deficit), years ended
  December 31, 1993, 1992 and 1991
Statements of Cash Flows, years ended December 31, 1993, 1992 and 1991
Notes to Financial Statements

                                                                      SCHEDULE
                                                                      --------

Supplementary Income Statement Information                                   X
Real Estate and Accumulated Depreciation                                    XI

SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




                            JMB/SAN JOSE ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                                     INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1993 and 1992
Statements of Operations, years ended December 31, 1993, 1992 and 1991 Statements of Partners' Capital Accounts, years ended December 31, 1993,
  1992 and 1991
Statements of Cash Flows, years ended December 31, 1993, 1992 and 1991 Notes to Financial Statements

                                                                      SCHEDULE
                                                                      --------

Supplementary Income Statement Information                                   X
Real Estate and Accumulated Depreciation                                    XI

SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.








                         INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - XI:

     We have audited the financial statements of JMB Income Properties, Ltd. - XI (a limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XI at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.








                                                   KPMG PEAT MARWICK



Chicago, Illinois
March 25, 1994

                                                       JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                                                 BALANCE SHEETS

                                                           DECEMBER 31, 1993 AND 1992

                                                                     ASSETS
                                                                     ------
                                                                                                          1993            1992
                                                                                                      ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    267,127      2,814,080
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,681,340     17,426,768
  Rents and other receivables, net of allowance for doubtful accounts
    of $87,858 in 1993 and $133,781 in 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,690,050      1,629,143
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        317,552        288,664
                                                                                                       ------------    -----------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,956,069     22,158,655
                                                                                                       ------------    -----------

Investment properties, at cost (note 2, 4 and 6) - Schedule XI:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,563,638      4,563,638
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     53,218,947     51,650,039
                                                                                                       ------------    -----------

                                                                                                         57,782,585     56,213,677
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,673,020     16,098,395
                                                                                                       ------------    -----------

        Investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . . . . .     40,109,565     40,115,282
Investment in unconsolidated ventures, at equity (notes 1, 3 and 8). . . . . . . . . . . . . . . . .     22,127,541     31,087,867
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        198,627        286,663
                                                                                                       ------------    -----------

                                                                                                       $ 88,391,802     93,648,467
                                                                                                       ============    ===========
                                                       JMB INCOME PROPERTIES, LTD. - XI
                                                       (A LIMITED PARTNERSHIP)

                                                                 BALANCE SHEETS

                                                           DECEMBER 31, 1993 AND 1992


                                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                                              ----------------------------------------------------

                                                                                                           1993            1992
                                                                                                       ------------    -----------
Current liabilities:
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  9,837,354        299,368
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        255,474        481,667
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        105,239        190,779
                                                                                                       ------------    -----------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,198,067        971,814
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,304         72,339
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,297,315     21,104,127
                                                                                                       ------------    -----------

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     21,556,686     22,148,280

Partners' capital accounts (deficit) (notes 1 and 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,000          1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,233,888      5,104,004
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (6,631,429)    (6,631,429)
                                                                                                       ------------    -----------
                                                                                                         (1,396,541)    (1,526,425)
                                                                                                       ------------    -----------
  Limited partners (173,411 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . .    156,493,238    156,493,238
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,783,808     27,497,831
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (113,045,389)  (110,964,457)
                                                                                                       ------------    -----------
                                                                                                         68,231,657     73,026,612
                                                                                                       ------------    -----------

        Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     66,835,116     71,500,187
                                                                                                       ------------    -----------
Commitments and contingencies (notes 2 and 3)
                                                                                                       $ 88,391,802     93,648,467
                                                                                                       ============    ===========

                                                 See accompanying notes to financial statements.

                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                                            STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993              1992              1991
                                                                                    ------------      ------------      -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $13,836,131        14,197,911        14,005,658
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        781,907           987,186         1,303,689
                                                                                    -----------       -----------       -----------
                                                                                     14,618,038        15,185,097        15,309,347
                                                                                    -----------       -----------       -----------
Expenses - (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . .      2,428,737         2,431,951         2,432,080
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,574,625         1,816,616         2,003,942
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      8,300,029         7,667,064         8,163,535
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        285,158           485,943           238,019
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        105,130           122,594           120,881
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . .        246,493           282,252           228,831
  Provision for value impairment (notes 1 and 2) . . . . . . . . . . . . . . . .          --           11,476,030             --
                                                                                    -----------       -----------       -----------
                                                                                     12,940,172        24,282,450        13,187,288
                                                                                    -----------       -----------       -----------
        Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . . . .      1,677,866        (9,097,353)        2,122,059
Partnership's share of operations of unconsolidated ventures (notes 1 and 3) . .     (4,262,005)       (1,779,563)       (9,667,835)
                                                                                    -----------       -----------       -----------
        Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 2,584,139        10,876,916         7,545,776
                                                                                    ===========       ===========       ===========
        Net loss per limited partnership interest. . . . . . . . . . . . . . . .    $     15.65             62.90             43.60
                                                                                    ===========       ===========       ===========






                                                 See accompanying notes to financial statements.

                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                          GENERAL PARTNERS                                           LIMITED PARTNERS (NOTE 1)
                     -------------------------------------------------------      ------------------------------------------------
                                                                             CONTRI-
                                                                             BUTIONS
                                                                             NET OF         NET
                    CONTRI-       NET           CASH                          OFFERING      EARNINGS         CASH
                    BUTIONS     EARNINGS    DISTRIBUTIONS      TOTAL           COSTS        (LOSS)      DISTRIBUTIONS     TOTAL
                    -------    ----------   -------------   -----------     -----------   ----------   -------------   -----------
Balance (deficit)
 at December 31,
 1990. . . . . . .   $1,000     5,056,872    (6,631,429)     (1,573,557)     156,493,238     45,967,656  (103,030,903)   99,429,991
Cash distributions
 ($33.75 per limited
 partnership
 interest) . . . . .  --            --              --              --              --           --         (5,852,622)  (5,852,622)
Net earnings (loss)
 (note 5). . . . . .  --           15,796           --             15,796           --      (7,561,572)         --       (7,561,572)
                     ------     ----------      ----------      ----------     -----------   ----------    ------------  ----------
Balance (deficit)
 at December 31,
 1991. . . . . . . .  1,000      5,072,668      (6,631,429)    (1,557,761)    156,493,238   38,406,084    (108,883,525)  86,015,797
Cash distributions
 ($12.00 per limited
 partnership
 interest) . . . . .  --                            --                              --               --     (2,080,932)  (2,080,932)
Net earnings (loss)
 (note 5). . . . . .  --            31,336           --             31,336           --    (10,908,253)       --        (10,908,253)
                     -------    ----------      ----------      ----------     -----------  -----------  --------------  ----------
Balance (deficit)
 at December 31,
 1992. . . . . . . .  1,000      5,104,004      (6,631,429)     (1,526,425)    156,493,238  27,497,831    (110,964,457)  73,026,612

                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                       (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED


                                          GENERAL PARTNERS                                           LIMITED PARTNERS (NOTE 1)
                     -------------------------------------------------------      ----------------------------------------------
                                                                                  CONTRI-
                                                                                  BUTIONS
                                                                                  NET OF           NET
                     CONTRI-      NET            CASH                            OFFERING        EARNINGS         CASH
                     BUTIONS    EARNINGS     DISTRIBUTIONS        TOTAL           COSTS           (LOSS)   DISTRIBUTIONS   TOTAL
                     -------    ----------   -------------     -----------     -----------      ---------- -------------  -------
Cash distributions
 ($12 per limited
 partnership
 interest) . . . . . $  --                           --              --              --            ---       (2,080,932) (2,080,932)
Net earnings (loss)
 (note 5). . . . . .    --         129,884           --            129,884           --          (2,714,023)       --    (2,714,023)
                     ------     ----------      ----------      ----------     -----------      -----------  ------------ ---------
Balance (deficit)
 at December 31,
 1993. . . . . . . . $1,000      5,233,888      (6,631,429)     (1,396,541)    156,493,238       24,783,808 (113,045,389) 68,231,657
                     ======     ==========      ==========      ==========     ===========      ===========  ============ ==========





















                                                 See accompanying notes to financial statements.

                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                                            STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



                                                                                         1993             1992              1991
                                                                                     -----------       -----------       ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(2,584,139)      (10,876,916)       (7,545,776)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,574,625         1,816,616         2,003,942
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . .          105,130           122,594           120,881
    Amortization of discounts on long-term debt. . . . . . . . . . . . . . . .          161,195           125,521            89,561
    Partnership's share of operations of unconsolidated ventures, net of
      distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,609,901         4,442,528        11,302,383
    Provision for value impairment (notes 1 and 2) . . . . . . . . . . . . . .            --           11,476,030             --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . .          (60,907)         (323,953)          403,985
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (28,888)          (14,203)          (43,412)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (226,193)         (280,948)         (969,569)
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .          (85,540)           (3,342)           (2,573)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .          (11,035)          (16,634)          (28,465)
                                                                                    -----------       -----------       -----------

          Net cash provided by operating activities. . . . . . . . . . . . . .        6,454,149         6,467,293         5,330,957
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
  Net sales (purchases) of short-term investments. . . . . . . . . . . . . . .       (6,254,572)          669,636         1,601,530
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . .       (1,568,908)       (1,780,027)       (1,180,313)
  Partnership's distributions from unconsolidated ventures . . . . . . . . . .        1,350,425           798,697         1,068,492
  Partnership's contributions to unconsolidated ventures . . . . . . . . . . .            --             (575,000)            --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . .          (17,094)          (37,749)          (49,462)
                                                                                    -----------       -----------       -----------

          Net cash provided by (used in) investing activities. . . . . . . . .       (6,490,149)         (924,443)        1,440,247
                                                                                    -----------       -----------       -----------
                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                         1993             1992              1991
                                                                                    -----------       -----------       -----------
Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             (270,480)         (562,705)
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . .         (430,021)         (391,195)         (355,877)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . .       (2,080,932)       (2,080,932)       (5,852,622)
                                                                                    -----------       -----------       -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . .       (2,510,953)       (2,742,607)       (6,771,204)
                                                                                    -----------       -----------       -----------

          Net increase (decrease) in cash and cash equivalents . . . . . . . .      $(2,546,953)        2,800,243             --
                                                                                    ===========       ===========       ===========
Supplemental disclosure of cash flow information:

   Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . .      $ 2,353,082         2,309,772         2,434,653
                                                                                    ===========       ===========       ===========























                                                 See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991



(1)  BASIS OF ACCOUNTING

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in Royal Executive Park II ("Royal Executive") and JMB/San Jose Associates ("San Jose") (note 3). Accordingly, the accompanying financial statements do not include the accounts of Royal Executive and San Jose.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1993 and 1992 is summarized as follows:

                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                                    NOTES TO FINANCIAL STATEMENTS - CONTINUED





                                                                                       1993                                1992
                                                                ------------------------------      ------------------------------
                                                                 GAAP BASIS         TAX BASIS        GAAP BASIS         TAX BASIS
                                                                ------------       -----------      ------------       -----------

Total assets . . . . . . . . . . . . . . . . . . . . . .        $88,391,802       109,230,160        93,648,467       110,379,745

Partners' capital accounts (deficit) (note 5):
  General partners . . . . . . . . . . . . . . . . . . .         (1,396,541)       (1,479,706)       (1,526,425)       (1,536,401)
  Limited partners . . . . . . . . . . . . . . . . . . .         68,231,657        97,141,280        73,026,612        97,861,529

Net earnings (loss) (note 5):
  General partners . . . . . . . . . . . . . . . . . . .            129,844            56,695            31,336            61,699
  Limited partners . . . . . . . . . . . . . . . . . . .         (2,714,023)        1,360,682       (10,908,253)        1,480,780

Net earnings (loss) per limited partnership interest . .             (15.65)             7.85            (62.90)             8.54
                                                                ===========      ============       ===========       ===========



                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period (173,411). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform to the 1993 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($0 and $848,678 at December 31, 1993 and 1992, respectively) as cash equivalents with any remaining amounts reflected as short-term investments.

     Deferred expenses consist primarily of loan fees and lease commissions which are amortized over the terms stipulated in the related loan agreements or over the terms of the related leases using the straight-line method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in the minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     In response to the uncertainties relating to the future recovery of the carrying value of the Wilmington, Delaware investment property through future operations or sale, the Partnership recorded a provision for value impairment on the Wilmington, Delaware investment property of $11,476,030. Such provision made as of June 30, 1992 was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt. Reference is made to note 2(c) for further discussion of the current status of this investment property.

     In response to the uncertainties relating to the JMB/San Jose joint venture's ability to recover the net carrying value of certain buildings with the Park Center Plaza investment property through future operations or sale, the JMB/San Jose Joint Venture, at December 31, 1991, recorded a provision for value impairment on certain parcels within the complex of $21,175,127. Such provision was recorded to reduce the net basis of the 100-130 Park Center Plaza Buildings and a certain parking area to the then outstanding balance of the related non-recourse debt. Additionally, a provision for value impairment of $8,142,152 was recorded at December 31, 1992 on certain other portions of the complex to reduce the net basis of these portions to the outstanding balance of the debt at December 31, 1992. Furthermore, a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 was recorded at September 30, 1993 to reduce the net basis to the then outstanding balance of the related non-recourse debt. Reference is made to note 3(b) for further discussion of the current status of this investment property.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center. All of the remaining properties were in operation at December 31, 1993. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                            YEARS
                                                            -----

       Building and Improvements -- straight-line. . . . .    30
       Personal property -- straight-line. . . . . . . . .     5
                                                              ==

     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     (b)  Riverside Square Mall

     During October 1983, the Partnership acquired an existing enclosed regional shopping center in Hackensack, New Jersey. The Partnership's purchase price for the mall was $36,236,282. The Partnership made a cash down payment at closing of $20,000,000. The balance of the purchase price was represented by a first mortgage loan which had a balance at closing of $16,236,282 prior to unamortized discount, based upon an imputed interest rate of 12% (note 4).

     An affiliate of the General Partners of the Partnership manages the shopping center for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing commissions, subject to an aggregate annual maximum amount of 6% of the gross receipts of the property.

     (c)  Bank of Delaware - office building

     In December 1984, the Partnership acquired the interests in a partnership which owned an existing office building in Wilmington, Delaware. The Partnership's purchase price for the building was $20,900,000, of which approximately $4,955,000 was paid in cash at closing. The balance of the purchase price was represented by an existing first mortgage loan, which, at closing, had an outstanding balance of approximately $5,945,000, and five purchase price notes totaling $10,000,000. The five purchase price notes were due and paid as scheduled at various dates from July 1985 to December 1989.

     In February 1989, the Partnership refinanced the existing first mortgage loan secured by the office building in Wilmington, Delaware. The Partnership received net refinancing proceeds of approximately $4,696,000 which were utilized primarily to pay for the substantially completed renovation program and other capital improvements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


     A major tenant in the building brought a lawsuit against the Partnership which sought reimbursement from the Partnership for certain improvements made by the tenant to its space in the building. The lawsuit was sent to arbitration and was decided in 1990 in the tenant's favor. The Partnership reimbursed the tenant approximately $722,000 in 1991, and $80,000 in 1992.
The tenant may be entitled to reimbursement for further amounts depending upon its future remodeling programs.

     At the Bank of Delaware Building, a major tenant, E.I. duPont de Nemours ("duPont"), comprising approximately 27% of the building, vacated their space upon expiration of their lease in December 1993. The property has cumulatively operated at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimates the costs associated with re-leasing any vacant space during the next few years, including those costs to remove the remaining asbestos in tenant space, will be substantial. As a result of these leasing concerns, the Partnership recorded a provision for value impairment on the Bank of Delaware Building at June 30, 1992 of $11,476,202 to reduce the net carrying value of the Bank of Delaware Building to the then outstanding balance of the related non-recourse debt. Further, the Partnership has commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective January 1994, the Partnership has suspended payment of debt service to the lender. There can be no assurance the Partnership will be successful in these discussions, and accordingly, the entire balance is reflected as a current liability in the accompanying financial statements. If a suitable modification of the existing loan cannot be arranged, the Partnership has decided not to voluntarily commit any additional amounts to the property. It is likely that the lender will seek to realize upon its collateral security and the Partnership will no longer have an ownership interest in the Property.

Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos has been abated or encapsulated in approximately 62% of the building's space. The Partnership does not believe that any remaining asbestos in the building presents a hazard and does not believe that such asbestos currently is required to be removed. The Partnership estimates that the current cost of asbestos abatement in a portion of the building that could be incurred under certain circumstances in the future is approximately $800,000. However, the Partnership currently does not believe that it will likely be required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership will not be required to pay such cost or indemnification.

     An affiliate of the General Partner of the Partnership manages the office building for a fee equal to 3% of the gross revenues of the building plus leasing commissions, subject to an aggregate annual maximum amount of 6% of the gross receipts of the property.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1993 is a party to two operating venture agreements (San Jose and Royal Executive) and has made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a General Partner, the Partnership may be required to make additional cash contributions to the ventures.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

     (b)  San Jose

     The Partnership has acquired, through San Jose, an interest in an existing office building complex in San Jose, California (Park Center Financial Plaza). San Jose acquired nine office buildings and two parking garage structures in June 1985 for a purchase price of approximately $32,472,000 subject to long-term indebtedness of approximately $6,347,000. All of the properties were in operation when acquired.

     In addition, in May 1986, San Jose purchased an additional office building (150 Almaden) and a parking and retail building (185 Park Avenue) in the Park Center Financial Plaza complex for a total purchase price of approximately $47,476,000. In conjunction with the acquisitions, San Jose reserved approximately $31,590,000 to fund debt service, leasing commissions, and capital and tenant improvements.

     In September 1986, San Jose obtained a mortgage loan in the amount of $25,000,000 secured by the 150 Almaden and 185 Park Avenue buildings and certain parking areas. The outstanding principal balance, which is non-amortizable, bears interest at the rate of 9.5% per annum and had a scheduled maturity in October 1993 and was extended to December 1, 1993.

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 3% of gross receipts.

     The partners of San Jose are the Partnership and JMB Income Properties, Ltd.-XII, another partnership sponsored by the Managing General Partner of the Partnership ("JMB-XII"). The terms of San Jose's partnership agreement generally provide that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership in their respective 50% ownership percentages.

     In 1991, all remaining amounts originally set aside by the Partnership to fund debt service, leasing commissions and capital and tenant improvement costs at Park Center Financial Plaza were utilized. In January 1992, the Partnership advanced $575,000 to the JMB/San Jose joint venture for the payment of certain operating expenses. These monies were paid back to the Partnership by the end of 1992. However, since the costs of both re-leasing space and any seismic program could be substantial, the Partnership has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. The venture is also continuing to discuss terms for a possible loan extension with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured October 1, 1993 and was extended to December 1, 1993. However, the venture and the lender have not been able to agree upon mutually acceptable terms for a loan extension and the lender has accelerated the loan. Should an agreement not be reached and as the Partnership does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the venture has decided not to commit any additional amounts to

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



this portion of the complex since the likelihood of recovering such funds
through increased capital appreciation is remote.   The result would be that
the Partnership would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, the JMB/San Jose joint venture has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at September 30, 1993 was recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. Due to the uncertainty of the JMB/San Jose joint venture's ability to recover the net carrying value of those buildings within the investment property through future operations or sale, the JMB/San Jose joint venture recorded a provision for value impairment at December 31, 1991 of $21,175,127 to reduce the net book value of the 100-130 Park Center Plaza buildings and a certain parking area to an amount equal to the then outstanding balance of the related non-recourse financing. Additionally, at December 31, 1992, the JMB/San Jose joint venture recorded a provision for value impairment of $8,142,152 on certain other portions of the complex to amounts equal to the then outstanding balances of the related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that JMB/San Jose joint venture would no longer have an ownership interest in such portion.

     (c)  Royal Executive

     In December 1985, the Partnership entered into a commitment to fund a $27,000,000 convertible first mortgage note on a three building office park then under construction in Rye Brook, New York (Royal Executive Park II). The first mortgage note called for monthly installments of interest only at a rate of 10% through the period of equity conversion.

     During February 1987, the Partnership exercised its option of converting the $27,000,000 mortgage into an ownership position. Upon the conversion of the mortgage note, the Partnership entered into a joint venture (Royal Executive) with the borrower (joint venture partners). Pursuant to the terms of the venture agreement, until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions is subject to the actual operations of the property. The Partnership is entitled to any deficiency in its preferred annual return on a cumulative basis as an annual priority distribution from future available cash flow. The cumulative deficiency in the preferred annual return is approximately $4,938,000 at December 31, 1993.

     Operating profits of the joint venture, in general, will be allocated in proportion to, and to the extent of, distributions and then based on relative ownership percentages. Operating losses, in general, will be first allocated to the joint venture partners to the extent of any additional contributions made to fund operations or the Partnership's guaranteed return. Remaining losses, if any, will be allocated based upon relative ownership interests. Depreciation and amortization will be allocated based upon the relative ownership interests.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



(4)  LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1993 and 1992:

                                                     1993          1992
                                                  ----------    ----------

9-1/2% first mortgage note, secured by
 Riverside Square Mall in Hackensack,
 New Jersey; payable in monthly installments
 of principal and interest of $142,945
 through January 1, 2008; prepayable for
 a fee equal to 8% of the then outstanding
 loan balance, declining 1% per year to a
 minimum of 1%.  Balance is net of
 unamortized discount of $1,658,738 and
 $1,819,933 at December 31, 1993 and 1992,
 respectively, based on an imputed interest
 rate of 12%.. . . . . . . . . . . . . . . . .   $11,634,669    11,903,495

10-3/8% mortgage note, secured by Bank of
 Delaware Office Building in Wilmington,
 Delaware; payable in monthly installments
 of interest only of $82,135 through March 1,
 1999 when the entire balance is due and
 payable (see note 2(c)) . . . . . . . . . . .     9,500,000     9,500,000
                                                 -----------    ----------

          Total debt . . . . . . . . . . . . .    21,134,669    21,403,495

Less current portion of long-term debt . . . .     9,837,354       299,368
                                                 -----------    ----------

          Total long-term debt . . . . . . . .   $11,297,315    21,104,127
                                                 ===========    ==========


     Five year maturities of long-term debt (net of unamortized discount) are summarized as follows for the years ending:

                 1994. . . . . . . . . . . .    $9,837,354
                 1995. . . . . . . . . . . .       380,119
                 1996. . . . . . . . . . . .       428,327
                 1997. . . . . . . . . . . .       482,649
                 1998. . . . . . . . . . . .       543,862
                                                ==========

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED


(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties will be allocated to the General Partners: (i) to the greater of 1% of such profits or the amount of cash distributable to the General Partner from any such sale or refinancing (as described below); and
(ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or refinancing of investment properties will be allocated 1% to the General Partners. The remaining sale or refinancing profits and losses will be allocated to the Limited Partners.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership. In general, distributions of cash from operations will be made 90% to the Limited Partners and 10% to the General Partners. However, a portion of such distributions to the General Partners is subordinated to the Limited Partners' receipt of a stipulated return on capital.

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 7% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1985 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment.


(6)  LEASES

     At December 31, 1993, the Partnership's principal assets are one shopping center and one office building. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to the Partnership's shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependant upon the retail economic sector.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED



     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1993:

           Office Building:
             Cost. . . . . . . . . . . . . . . . .    $15,401,683
             Accumulated depreciation. . . . . . .     (6,127,709)
                                                      -----------
                                                        9,273,974
                                                      -----------
           Shopping Center:
             Cost. . . . . . . . . . . . . . . . .     42,380,902
             Accumulated depreciation. . . . . . .    (11,545,311)
                                                      -----------
                                                       30,835,591
                                                      -----------

                                                      $40,109,565
                                                      ===========

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                  1994 . . . . . . . . . . .   $ 6,173,591
                  1995 . . . . . . . . . . .     5,477,756
                  1996 . . . . . . . . . . .     5,115,657
                  1997 . . . . . . . . . . .     4,565,852
                  1998 . . . . . . . . . . .     3,949,351
                  Thereafter . . . . . . . .    13,199,714
                                               -----------

                      Total. . . . . . . . .   $38,481,921
                                               ===========

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

                     1991. . . . . . . .       $317,554
                     1992. . . . . . . .        296,014
                     1993. . . . . . . .        302,809
                                              =========


(7)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                       JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                                                                                      UNPAID AT
                                                                                                                     DECEMBER 31,
                                                                        1993           1992            1991              1993
                                                                      --------       --------        --------        -------------
Property management and leasing fees . . . . . . . . . . . . .        $325,429        354,525        362,544                --
Insurance commissions. . . . . . . . . . . . . . . . . . . . .          54,473         38,720         40,427                --
Disbursement agent fees. . . . . . . . . . . . . . . . . . . .           --              --           13,775                --
Reimbursement (at cost) for out-of-pocket expenses and salaries        110,665        114,341        107,366               87,093
                                                                      --------        -------        -------             --------

                                                                      $490,567        507,586        524,112               87,093
                                                                      ========        =======        =======             ========


                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS - CONCLUDED



     The General Partners have deferred receipt of certain of their distributions (see note 5) of net cash flow of the Partnership. The amount of such deferred distributions aggregated $1,092,490 as of December 31, 1993.
The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. This amount or amounts currently payable do not bear interest and may be paid in future periods.


(8)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary of combined financial information for San Jose and Royal Executive (note 3) as of and for the years ended December 31, 1993 and 1992 are as follows:
                                                 1993             1992
                                             ------------      -----------

  Current assets . . . . . . . . . . . .     $  2,535,033        4,088,973
  Current liabilities. . . . . . . . . .      (26,399,404)     (25,910,203)
                                             ------------      -----------
      Working capital. . . . . . . . . .      (23,864,371)     (21,821,230)
                                             ------------      -----------
  Investment property, net . . . . . . .       80,714,163       98,707,716
  Other assets, net. . . . . . . . . . .        4,293,567        1,995,854
  Long-term debt . . . . . . . . . . . .       (3,784,508)      (4,157,064)
  Other liabilities. . . . . . . . . . .         (190,834)        (192,993)
  Venture partners' equity . . . . . . .      (35,040,476)     (43,444,416)
                                             ------------      -----------
      Partnership's capital. . . . . . .     $ 22,127,541       31,087,867
                                             ============      ===========
  Represented by:
    Invested capital . . . . . . . . . .     $ 74,947,712       74,947,712
    Cumulative distributions . . . . . .      (34,443,911)     (29,745,590)
    Cumulative losses. . . . . . . . . .      (18,376,260)     (14,114,255)
                                             ------------      -----------
                                             $ 22,127,541       31,087,867
                                             ============      ===========
  Total income . . . . . . . . . . . . .     $ 16,499,948       15,934,326
                                             ============      ===========
  Expenses applicable to operating loss.     $ 28,375,860       21,658,285
                                             ============      ===========
  Net loss . . . . . . . . . . . . . . .     $ 11,875,912        5,723,959
                                             ============      ===========

     Reference is made to note 3(b) regarding the provisions for value impairments of $15,549,935 and $8,142,152 which were recorded in 1993 and 1992, respectively, by JMB/San Jose joint venture.

     The total income, expenses related to operating loss and net loss for the above-mentioned ventures for the year ended December 31, 1991 were $13,923,263, $34,549,910 and $20,626,647, respectively.


(9)  SUBSEQUENT EVENT - DISTRIBUTION TO PARTNERS

     In February 1994, the Partnership paid a distribution of $520,233 ($3.00 per Interest) to the Limited Partners.

                                                                    SCHEDULE X


                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                       CHARGED TO COSTS AND EXPENSES
                               ----------------------------------------------
                                   1993             1992             1991
                               ------------     ------------     ------------

Maintenance and repairs. .       $1,652,823        1,557,306        1,612,979

Depreciation . . . . . . .        1,574,625        1,816,616        2,003,942

Real estate taxes. . . . .        1,805,617        1,538,392        1,605,061

Advertising. . . . . . . .          332,489          512,521          612,705
                                ===========       ==========      ===========

                                                                                                         SCHEDULE XI
                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                DECEMBER 31, 1993

                                                                                   COSTS
                                                                    CAPITALIZED
                                        INITIAL COST TO             SUBSEQUENT TO             GROSS AMOUNT AT WHICH CARRIED
                                        PARTNERSHIP (A)            ACQUISITION(B)                 AT CLOSE OF PERIOD (C)
                                 -----------------------------     --------------     ----------------------------------------------
                                                   BUILDINGS         BUILDINGS                           BUILDINGS
                                                      AND               AND                                  AND
                       ENCUMBRANCE     LAND       IMPROVEMENTS      IMPROVEMENTS           LAND         IMPROVEMENTS       TOTAL (D)
                       -----------  -----------   ------------     --------------       ----------      ------------      ----------
SHOPPING CENTER:
 Hackensack,
  New Jersey . . . . . $11,634,669    3,796,561    30,880,649         7,703,693         3,796,561        38,584,342      42,380,903

OFFICE BUILDING:
 Wilmington, Delaware.   9,500,000    1,693,708    19,900,789        (5,266,184)          767,077        14,634,605      15,401,682
                       -----------  -----------  ------------     -------------        ----------      ------------      ----------

   Total . . . . . . . $21,134,669    5,490,269    50,781,438         2,437,509         4,563,638        53,218,947      57,782,585
                       ===========  ===========  ============     =============        ==========      ============     ===========

                                                                                                                       SCHEDULE XI
                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                DECEMBER 31, 1993


                                                                                                     LIFE ON WHICH
                                                                                                     DEPRECIATION
                                                                                                      IN LATEST
                                                                                                     STATEMENT OF            1993
                                            ACCUMULATED               DATE OF           DATE           OPERATION         REAL ESTATE
                                          DEPRECIATION(E)         CONSTRUCTION       ACQUIRED        IS COMPUTED            TAXES
                                         ----------------         ------------      ----------     ---------------       -----------
SHOPPING CENTER:
 Hackensack,
  New Jersey . . . . . . . . . . . . .      $11,545,311             1977            10-19-83          5-30 years         1,407,800

OFFICE BUILDING:
 Wilmington, Delaware. . . . . . . . .        6,127,709             1970            12-14-84          5-30 years           397,817
                                            -----------                                                                -----------

   Total . . . . . . . . . . . . . . .      $17,673,020                                                                  1,805,617
                                            ===========                                                                ===========

- -------------

Notes:
       (A)     The initial cost to the Partnership represents the original purchase price of the properties (net of unamortized discount based upon an imputed interest rate), including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)     In 1992, the Partnership recorded a provision for value impairment totaling $11,476,030; see Note 1.
       (C)     The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was $71,208,096.

                                                                                             SCHEDULE XI - CONTINUED
                                                        JMB INCOME PROPERTIES, LTD. - XI
                                                             (A LIMITED PARTNERSHIP)

                                                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                DECEMBER 31, 1993

(D)    Reconciliation of real estate owned:

                                                                 1993                 1992                  1991
                                                             ------------         ------------         ------------
      Balance at beginning of period . . . . . . . . . .      $56,213,677           65,909,680           64,729,367
      Additions during period. . . . . . . . . . . . . .        1,568,908            1,780,027            1,180,313
      Provision for value impairment . . . . . . . . . .            --             (11,476,030)              --
                                                              -----------          -----------           ----------
      Balance at end of period . . . . . . . . . . . . .      $57,782,585           56,213,677           65,909,680
                                                              ===========          ===========           ==========

(E)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .      $16,098,395           14,281,779           12,277,837
      Depreciation expense . . . . . . . . . . . . . . .        1,574,625            1,816,616            2,003,942
                                                              -----------          -----------           ----------

      Balance at end of period . . . . . . . . . . . . .      $17,673,020           16,098,395           14,281,779
                                                              ===========          ===========           ==========












                         INDEPENDENT AUDITORS' REPORT

The Partners
JMB/SAN JOSE ASSOCIATES:

     We have audited the financial statements of JMB/San Jose Associates (a general partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/San Jose Associates at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 3(b) of Notes to Financial Statements of JMB Income Properties, LTD - XI, the mortgage loan secured by the 150 Almaden and 185 Park Avenue buildings and certain related parking improvements matured December 1, 1993. Should an agreement not be reached to extend the loan, it is possible that the lender would exercise its remedies and seek to acquire title to these properties. Also, the Venture has commenced discussions with the lender on the 100-130 Park Center Plaza properties for additional loan proceeds to cover re-leasing and seismic program costs. Should the lender assistance required to fund these costs not be obtained, the Partnership has decided not to commit additional funds to these properties. The result would be that the Partnership would no longer have an ownership interest in these properties. The Venture has recorded provisions for value impairment to reduce the net book value of such properties to the outstanding balance of the related non-recourse financing.







                                                   KPMG PEAT MARWICK



Chicago, Illinois
March 25, 1994

                                                            JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                                 BALANCE SHEETS

                                                           DECEMBER 31, 1993 AND 1992

                                                                     ASSETS
                                                                     ------
                                                                                                           1993            1992
                                                                                                        -----------    -----------
Current assets:
Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   842,615        615,501
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --           148,184
  Rents and other receivables, net of allowance for doubtful accounts of $62,806 in 1993 and $326,307
    in 1992. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     118,895        171,339
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      75,970         75,911
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      56,969         53,763
                                                                                                       -----------    -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,094,449      1,064,698
                                                                                                       -----------    -----------

Investment property, at cost (notes 1 and 2) - Schedule XI:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,377,052      8,826,721
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42,201,861     55,981,306
                                                                                                       -----------    -----------

                                                                                                        49,578,913     64,808,027
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16,360,097     15,296,481
                                                                                                        ----------    -----------

          Total investment property, net of accumulated depreciation . . . . . . . . . . . . . . . . .  33,218,816     49,511,546
                                                                                                        ----------    -----------

Long-term notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,836          5,836
Accrued rents receivable (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,354,129      1,719,253
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     821,020        731,574
                                                                                                       -----------    -----------

                                                                                                       $37,494,250     53,032,907
                                                                                                       ===========    ===========
                                                            JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                           BALANCE SHEETS - CONTINUED


                                                   LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                                   ------------------------------------------

                                                                                                        1993            1992
                                                                                                      -----------    -----------

Current liabilities:
  Current portion of long-term debt (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $25,372,084     25,342,560
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       229,837        199,379
  Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       239,452        241,021
                                                                                                       -----------    -----------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,841,373     25,782,960

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        70,297         74,273
Long-term debt, less current portion (note 3). . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,784,508      4,157,064
                                                                                                       -----------    -----------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,696,178     30,014,297

Partners' capital accounts (notes 1 and 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,798,072     23,018,610
                                                                                                       -----------    -----------

Commitments and contingencies (note 2)
                                                                                                       $37,494,250     53,032,907
                                                                                                       ===========    ===========















                                                 See accompanying notes to financial statements.

                                                             JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                            STATEMENTS OF OPERATIONS

                                                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                      1993              1992              1991
                                                                                   -----------       -----------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $10,340,098        10,793,058         9,715,878
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      29,237            57,841           102,541
                                                                                   -----------       -----------       -----------

                                                                                    10,369,335        10,850,899         9,818,419
                                                                                   -----------       -----------       -----------

Expenses (Schedule X):
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . .   2,779,264         2,802,805         2,818,302
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,063,616         1,898,286         2,369,699
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .   3,953,364         4,049,484         3,866,531
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .     243,694           243,229           193,526
  Provision for value impairment (note 1). . . . . . . . . . . . . . . . . . . . .  15,549,935         8,142,152        21,175,127
                                                                                   -----------       -----------       -----------

                                                                                    23,589,873        17,135,956        30,423,185
                                                                                   -----------       -----------       -----------

          Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $13,220,538         6,285,057        20,604,766
                                                                                   ===========       ===========       ===========













                                                 See accompanying notes to financial statements.

                                                             JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                    STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





                                                                                  AFFILIATED
                                                                                    PARTNER              JMB-XI           TOTAL
                                                                                  -----------          -----------     -----------
Balance at December 31, 1990 . . . . . . . . . . . . . . . . . . . . . .          $26,500,476           26,857,957      53,358,433

Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,000,000)          (1,000,000)     (2,000,000)
Net loss (note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . .          (10,302,383)         (10,302,383)    (20,604,766)
                                                                                  -----------          -----------     -----------

Balance at December 31, 1991 . . . . . . . . . . . . . . . . . . . . . .           15,198,093           15,555,574      30,753,667

Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . .              575,000              575,000       1,150,000
Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,300,000)          (1,300,000)     (2,600,000)
Net loss (note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,142,528)          (3,142,529)     (6,285,057)
                                                                                  -----------          -----------     -----------

Balance at December 31, 1992 . . . . . . . . . . . . . . . . . . . . . .           11,330,565           11,688,045      23,018,610

Cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,000,000)          (1,000,000)     (2,000,000)
Net loss (note 2). . . . . . . . . . . . . . . . . . . . . . . . . . . .           (6,610,269)          (6,610,269)    (13,220,538)
                                                                                  -----------          -----------     -----------

Balance at December 31, 1993 . . . . . . . . . . . . . . . . . . . . . .          $ 3,720,296            4,077,776       7,798,072
                                                                                  ============         ===========     ===========








                                                 See accompanying notes to financial statements.

                                                            JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                            STATEMENTS OF CASH FLOWS

                                                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                   1993             1992              1991
                                                                               ------------       -----------       -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(13,220,538)       (6,285,057)      (20,604,766)
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,063,616         1,898,286         2,369,699
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . .       243,694           243,229           193,526
    Write off of notes receivable. . . . . . . . . . . . . . . . . . . . . . .         --              114,169             --
    Provision for value impairment . . . . . . . . . . . . . . . . . . . . . .    15,549,935         8,142,152        21,175,127
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . .        52,444           210,856           432,646
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (59)           26,069             6,170
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (3,206)              813            (3,007)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .      (634,876)         (640,998)         (391,311)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,458          (209,343)          (47,101)
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . .        (1,569)           (1,586)            4,057
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .        (3,976)            3,277            (2,651)
                                                                                 -----------       -----------       -----------

        Net cash provided by operating activities. . . . . . . . . . . . . . .     3,075,923         3,501,867         3,132,389

Cash flows from investing activities:
  Net sales of short-term investments. . . . . . . . . . . . . . . . . . . . .       148,184           364,288            29,971
  Additions to investment property . . . . . . . . . . . . . . . . . . . . . .      (320,821)         (101,790)       (2,053,084)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . .      (333,140)          (36,559)         (321,672)
  Principal payments on notes receivable . . . . . . . . . . . . . . . . . . .         --                4,720            22,954
                                                                                 -----------       -----------       -----------

        Net cash provided by (used in) investing activities. . . . . . . . . .      (505,777)          230,659        (2,321,831)
                                                                                 -----------       -----------       -----------
                                                            JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                   1993             1992              1991
                                                                               -----------       -----------       -----------

Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --           (1,350,956)        1,236,845
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . .    (343,032)         (316,069)         (291,169)
  Capital contributed to venture . . . . . . . . . . . . . . . . . . . . . . .       --            1,150,000             --
  Distributions to partners. . . . . . . . . . . . . . . . . . . . . . . . . .  (2,000,000)       (2,600,000)       (2,000,000)
                                                                                ----------       -----------       -----------

        Net cash used in financing activities. . . . . . . . . . . . . . . . .  (2,343,032)       (3,117,025)       (1,054,324)
                                                                               -----------       -----------       -----------

        Net increase (decrease) increase in cash and cash equivalents. . . . . $   227,114           615,501          (243,766)
                                                                               ===========       ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . $ 2,780,833         2,804,392         2,814,245
                                                                               ===========       ===========       ===========






















                                                 See accompanying notes to financial statements.

                            JMB/SAN JOSE ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




(1)  BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, JMB/San Jose joint venture ("Venture"), in which JMB Income Properties, Ltd.- XI ("JMB Income-XI") and JMB Income Properties, Ltd.-XII are the partners.

     The Venture's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Venture's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Venture. The net effect of these items for the years ended December 31, 1993 and 1992 is summarized as follows:

                                                             JMB/SAN JOSE ASSOCIATES
                                                             (a general partnership)

                                                    Notes to Financial Statements - Continued




                                                                                     1993                                1992
                                                                                  --------------------------------------------------
                                                                       GAAP BASIS          TAX BASIS        GAAP BASIS     TAX BASIS
                                                                      ------------        -----------      ------------   ----------

Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .       $37,494,250        66,870,908        53,032,907  70,216,593

Partners' capital accounts . . . . . . . . . . . . . . . . . . .         7,798,072        37,187,301        23,018,610  40,191,267

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (13,220,538)       (1,003,966)       (6,285,057)   (176,627)
                                                                       ===========       ===========        ==========    =========


                           JMB/SAN JOSE ASSOCIATES
                            (a general partnership)

                   Notes to Financial Statements - Continued



     Statement of Financial Accounting Standards No. 95 requires the Venture to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the Venture records amounts held in U.S. Government obligations at cost, which approximates market. For purposes of these statements, the Venture's policy is to consider all such amounts held with original maturities of three months or less cash equivalents with any remaining amounts reflected as short-term investments. None of the Partnership's investments in U.S. Government obligations were classified as cash equivalents at December 31, 1993 and December 31, 1992.

     Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform to the 1993 presentation.

     Depreciation on buildings and improvements has been provided over the estimated useful lives of the assets (5 to 30 years) using the straight-line method.

     Deferred expenses consist primarily of loan fees and lease commissions which are amortized over the terms stipulated in the related loan agreements or over the terms of the related leases using the straight-line method.

     Although certain leases of the Venture provide for tenant occupancy during periods for which no rent is due and/or increases in the minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     Maintenance and repair expenses are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     The Venture recorded in 1993, as a matter of prudent accounting practice, a provision for value impairment of $15,549,935 on the 150 Almaden and 185 Park Avenue building and certain parking areas. In 1992, the Venture recorded a provision for value impairment of $8,142,152 on certain portions of the complex. In 1991, the Venture recorded a provision for value impairment of $21,175,127 to reduce the net basis of the 100-130 Park Center Plaza Buildings and a certain parking area to the then outstanding balance of the related non-recourse debt.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the Venture.


(2)  VENTURE AGREEMENT

      A description of the acquisition of the property is contained in Note 3(b) of JMB Income - XI. Such note is incorporated herein by reference.

                           JMB/SAN JOSE ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


(3)  LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1993 and 1992:


                                                     1993           1992
                                                  ----------     ----------
7.75% mortgage note; secured by the
 100 Park Center Plaza Buildings, and
 certain related parking improvements
 in San Jose, California; principal and
 interest payments of $34,023 are due
 monthly through September 2000;
 additional interest payments of 2% per
 annum of gross income (total interest
 not to exceed 9.875%), which amounted
 to $55,034 in 1993 and $53,936 in 1992. . .    $ 2,377,511       2,592,398

10% mortgage note; secured by the
 100 Park Center Plaza Buildings, and
 certain related parking improvements
 in San Jose, California; principal
 and interest payments of $10,353 are
 due monthly through September 2000. . . . .        608,178         667,948

7.85% mortgage note; secured by the
 170 Almaden Building in San Jose,
 California; principal and interest
 payments of $13,537 are due monthly
 through June 2003 . . . . . . . . . . . . .      1,170,903       1,239,278

9.5% mortgage note; secured by the
 150 Almaden and 185 Park Avenue buildings,
 and certain related parking improvements
 in San Jose, California; interest only
 payments of $197,917 are due monthly
 through December 1993 when the entire
 principal was due (currently in
 default(l)) . . . . . . . . . . . . . . . .     25,000,000      25,000,000
                                                -----------      ----------

        Total debt . . . . . . . . . . . . .     29,156,592      29,499,624
        Less current portion of
         long-term debt. . . . . . . . . . .     25,372,084      25,342,560
                                                -----------      ----------

        Total long-term debt . . . . . . . .    $ 3,784,508       4,157,064
                                                ============     ==========

     Five year maturities of long-term debt are as follows:

                     1994. . . . . . . . . . .     $25,372,084
                     1995. . . . . . . . . . .         403,174
                     1996. . . . . . . . . . .         437,407
                     1997. . . . . . . . . . .         474,656
                     1998. . . . . . . . . . .         515,062
                                                   ===========

     (1) A description of the discussions between JMB/San Jose and the mortgage lender on the 150 Almaden and 185 Park Avenue buildings is contained in Note 3(b) of Notes to Consolidated Financial Statements of JMB Income - XI.

Such note is hereby incorporated herein by reference.
                           JMB/SAN JOSE ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED



(4)  LEASES

     As Property Lessor

     At December 31, 1993, the Venture's principal asset is an office building complex. The Venture has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                1994 . . . . . . . . . . . . . .      $ 7,563,161
                1995 . . . . . . . . . . . . . .        6,626,946
                1996 . . . . . . . . . . . . . .        5,573,226
                1997 . . . . . . . . . . . . . .        4,508,323
                1998 . . . . . . . . . . . . . .        4,187,855
                Thereafter . . . . . . . . . . .       15,736,333
                                                      -----------

                                                      $44,195,844
                                                      ===========


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Venture to the General Partners and their affiliates as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 were as follows:
                                                             JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                    NOTES TO FINANCIAL STATEMENTS - CONCLUDED


                                                                                                                             UNPAID
                                                                                                                           DECEMBER
                                                                               1993           1992            1991          1993
                                                                             --------       --------        --------       --------

Property management and leasing fees . . . . . . . . . . . . . . . . .        $291,126        330,574        607,154         41,689
Insurance commissions. . . . . . . . . . . . . . . . . . . . . . . . .          32,194         36,755         73,144          --
                                                                              --------        -------        -------         ------
                                                                              $323,320        367,329        680,298         41,689
                                                                              ========        =======        =======         ======

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

                                                                    SCHEDULE X

                            JMB/SAN JOSE ASSOCIATES
                            (A GENERAL PARTNERSHIP)

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





                                       CHARGED TO COSTS AND EXPENSES
                               ----------------------------------------------
                                   1993             1992             1991
                               ------------     ------------     ------------

Maintenance and repairs. .       $  973,276        1,029,913          965,927

Depreciation . . . . . . .        1,063,616        1,898,286        2,369,699

Amortization of deferred
 expenses. . . . . . . . .          243,694          243,229          193,526

Taxes:

  Real estate. . . . . . .          991,781          755,041          724,758

  Other. . . . . . . . . .            4,792            5,375            5,410

Advertising. . . . . . . .           17,484            --              57,048
                                 ==========        =========        =========


                                                             JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                DECEMBER 31, 1993





                                                  INITIAL COST TO                                   GROSS AMOUNT AT WHICH CARRIED
                                                  PARTNERSHIP (A)                                      AT CLOSE OF PERIOD (B)
                                           ------------------------------          COSTS      --------------------------------------
                                                              BUILDINGS         CAPITALIZED                BUILDINGS
                                                                AND            SUBSEQUENT TO                  AND
                           ENCUMBRANCE        LAND           IMPROVEMENTS     ACQUISITION(C)     LAND     IMPROVEMENTS    TOTAL (D)
                           -----------      -----------      ------------     --------------  ----------  ------------   ----------

OFFICE BUILDINGS:
 San Jose,
   California. . . . .     $29,156,592       21,078,745        62,309,815       (33,809,647)  7,377,052   42,201,861      49,578,913
                           ===========       ==========        ==========       ===========  ==========   ==========      ==========

                                                                                                             SCHEDULE XI - CONTINUED
                                                             JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                DECEMBER 31, 1993


                                                                                                        LIFE ON WHICH
                                                                                                        DEPRECIATION
                                                                                                         IN LATEST
                                                                                                        STATEMENT OF        1993
                                                      ACCUMULATED               DATE OF       DATE      OPERATIONS      REAL ESTATE
                                                     DEPRECIATION(E)         CONSTRUCTION   ACQUIRED    IS COMPUTED       TAXES
                                                    ----------------         ------------  ----------  ---------------  -----------
OFFICE BUILDINGS:
 San Jose,                                                                                    6/20/85
 California. . . . . . . . . . . . . . . . . .         $16,360,097               1970      and 5/2/86      5-30 years       991,781
                                                         ===========                                                        =======

- --------------

Notes:
     (A)  The initial cost to the Venture represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1993 for Federal income tax purposes was approximately
$91,785,290.

     (C)  In 1993, 1992 and 1991, the affiliated joint venture recorded provisions for value impairment totalling
$15,549,935, $8,142,152 and $21,175,125, respectively; see Note 1.

                                                                                                    SCHEDULE XI - CONTINUED
                                                             JMB/SAN JOSE ASSOCIATES
                                                             (A GENERAL PARTNERSHIP)

                                                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                DECEMBER 31, 1993

(D)   Reconciliation of real estate owned:

                                                                 1993                 1992                  1991
                                                             ------------         ------------         ------------
      Balance at beginning of period . . . . . . . . . .      $64,808,027           72,848,389           91,970,432
      Additions during period. . . . . . . . . . . . . .          320,821              101,790            2,053,084
      Provision for value impairment (C) . . . . . . . .      (15,549,935)          (8,142,152)         (21,175,127)
                                                              -----------          -----------          -----------

      Balance at end of period . . . . . . . . . . . . .      $49,578,913           64,808,027           72,848,389
                                                              ===========          ===========          ===========

(E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . .      $15,296,481           13,398,195           11,028,496
      Depreciation expense . . . . . . . . . . . . . . .        1,063,616            1,898,286            2,369,699
                                                              -----------          -----------          -----------

      Balance at end of period . . . . . . . . . . . . .      $16,360,097           15,296,481           13,398,195
                                                              ===========          ===========          ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1992 and 1993.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-XI, L.P., an Illinois limited partnership with JMB as the sole general partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. Various relationships of the Partnership to the Managing General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 12-16 of the Prospectus, of which description is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-15966) dated March 19, 1993.

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows:

                                                               SERVED IN
NAME                           OFFICE                          OFFICE SINCE
- ----                           ------                          ------------

Judd D. Malkin                 Chairman                           5/03/71
                               Director                           5/03/71
Neil G. Bluhm                  President                          5/03/71
                               Director                           5/03/71
Jerome J. Claeys III           Director                           5/09/88
Burton E. Glazov               Director                           7/01/71
Stuart C. Nathan               Executive Vice President           5/08/79
                               Director                           3/14/73
A. Lee Sacks                   Director                           5/09/88
John G. Schreiber              Director                           3/14/73
H. Rigel Barber                Chief Executive Officer            8/01/93
Jeffrey R. Rosenthal           Chief Financial Officer            8/01/93
Gary Nickele                   Executive Vice President           1/01/92
                               General Counsel                    2/27/84
Ira J. Schulman                Executive Vice President           6/01/88
Gailen J. Hull                 Senior Vice President              6/01/88
Howard Kogen                   Senior Vice President              1/02/86
                               Treasurer                          1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve one-year terms until the annual meeting of the Managing General Partner to be held on June 7,

1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). Most of the foregoing directors and officers are also officer and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Jerome J. Claeys III (age 51) (Chairman and Director of JMB Institutional Realty Corporation) has been associated with JMB since September, 1977. He holds a Masters degree in Business Administration from the University of Notre Dame.

     Burton E. Glazov (age 55) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 52) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 60) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 47) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 44) has been associated with JMB since March, 1982. He holds a J.D. degree from Northwestern Law School and is a member of the Bar of the State of Illinois.

     Jeffrey R. Rosenthal (age 42) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Gary Nickele (age 41) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 45) has been associated with JMB since March 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses as described under the caption "Compensation and Fees" at pages 8-12, "Cash Distributions" at pages 56-58, "Allocation of Profits or Losses for Tax Purposes" at page 58 and "Cash Distributions; Allocations of Profits and Losses" at pages A-8 to A-12 of the Partnership Agreement included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-15966) dated March 19, 1993. Reference is also made to Notes 5 and 7 for a description of such transactions, distributions and allocations. In 1993, 1992 and 1991, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership for 1993 for the Riverside Square Mall in Hackensack, New Jersey at a fee not to exceed 4% of the fixed and percentage rent of property, plus leasing commissions and the Bank of Delaware Office Building in Wilmington, Delaware at fees calculated at 3% of the gross revenues of the property plus leasing commissions. In 1993, such affiliates earned property management and leasing fees amounting to $325,429, all of which was paid as of December 31, 1993. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1993 aggregating $54,478 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership and its venture. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership may be reimbursed for their direct salaries and expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1993, an affiliate of the General Partners earned reimbursement for such expenses in the amount of $110,665, of which $87,093 was unpaid at December 31, 1993.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership, as described under the captions "Compensation and Fees" at pages 8-12, "Conflicts of Interest" at pages 12-16 and "Rights, Powers and Duties of General Partners" at pages A-12 to A-22 of the Partnership Agreement, included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-15966) dated March 19, 1993. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above and Exhibit 21 hereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the
          Partnership.

     (b)  The Managing General Partner and its officers and directors own the following Interests of the Partnership:

                                    NAME OF                                AMOUNT AND NATURE
                                    BENEFICIAL                             OF BENEFICIAL                                PERCENT
TITLE OF CLASS                      OWNER                                  OWNERSHIP                                    OF CLASS
- --------------                      ----------                             -----------------                            --------
Limited Partnership                 JMB Realty Corporation                 5 Interests (1)                              Less than 1%
Interests                                                                  indirectly

Limited Partnership                 Managing General                       5 Interests (1)                              Less than 1%
Interests                           Partner and its                        indirectly
                                    officers and
                                    directors as a
                                    group

- --------------

     (1)  Includes 5 Interests owned by the initial limited partner of the Partnership.  The voting and investment power of which is shared by JMB Realty Corporation and an affiliate.

     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

/TABLE

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.




                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             1. Financial Statements (See Index to Financial Statements filed with this annual report).

             2.    Exhibits.

                   3-A. The Prospectus of the Partnership dated July 11, 1984 as supplemented July 24, 1984 and November 26, 1984, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Copies of pages 8-12, 56-58 and A-8 to A-12 are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-15966) dated March 19, 1993.

                   3-B. Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which agreement is hereby incorporated herein by reference to Exhibit 3-B to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-15966) dated March 19, 1993.

                   4-A. Mortgage loan agreement between the Partnership and Teachers Insurance and Annuity Association dated October 19, 1983 relating to Riverside Square are hereby incorporated by reference to the properties prospectus on Form S-11 (File No. 2-90503) dated July 11, 1984.

                   4-B. Mortgage loan agreement between the Partnership and Equitable Real Estate Investment Management, Inc. dated February 28, 1989 relating to the Bank of Delaware is hereby incorporated herein by reference to
Exhibit 4-B to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-15966) dated March 19, 1993.

                   4-C. Mortgage loan agreement between San Jose and Connecticut General Life Insurance Co. dated June 20, 1985 relating to Park Center Plaza are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated June 20, 1985.

                   10-A. Acquisition documents relating to the purchase by the Partnership of Riverside Square in Hackensack, New Jersey are hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. 2-90503) dated July 11, 1984.

                   10-B. Acquisition documents relating to the purchase by the Partnership of the Bank of Delaware Office Building in Wilmington, Delaware are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated December
27, 1984.

                   10-C. Acquisition documents including the venture agreement relating to the purchase by the Partnership of Park Center Plaza in San Jose, California are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated June 20, 1985.

                   10-D. Sale documents and exhibits thereto relating to the Partnership's sale of the Genesee Valley Shopping Center in Flint, Michigan are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated June 29, 1990.

                   21.   List of Subsidiaries

                   24.   Powers of Attorney

                   --------------

                   Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commissions upon request.

        (b) No Reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.


     No annual report or proxy material for the year 1993 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         JMB INCOME PROPERTIES, LTD. - XI

                         By:  JMB Realty Corporation
                              Managing General Partner


                              GAILEN J. HULL
                         By:  Gailen J. Hull
                              Senior Vice President
                         Date:March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         By:  JMB Realty Corporation
                              Managing General Partner


                              JUDD D. MALKIN*
                         By:  Judd D. Malkin, Chairman and Director
                         Date:March 25, 1994


                              NEIL G. BLUHM*
                         By:  Neil G. Bluhm, President and Director
                         Date:March 25, 1994


                              H. RIGEL BARBER*
                         By: H. Rigel Barber, Chief Executive Officer Date:March 25, 1994


                              JEFFREY R. ROSENTHAL*
                         By: Jeffrey R. Rosenthal, Chief Financial Officer Principal Financial Officer
                         Date:March 25, 1994



                         By:  Gailen J. Hull, Senior Vice President
                              Principal Accounting Officer
                         Date:March 25, 1994


                              A. LEE SACKS*
                         By:  A. Lee Sacks, Director
                         Date:March 25, 1994


                         By:  STUART C. NATHAN*
                              Stuart C. Nathan, Executive Vice President
                                and Director
                         Date:March 25, 1994


                         *By:GAILEN J. HULL, Pursuant to a Power of Attorney


                              GAILEN J. HULL
                         By:  Gailen J. Hull, Attorney-in-Fact
                         Date:March 25, 1994

                       JMB INCOME PROPERTIES, LTD. - XI

                                 EXHIBIT INDEX


                                                    DOCUMENT
                                                  INCORPORATED
                                                  BY REFERENCE        Page
                                                  ------------        ----


3-A.       Pages 8-12, 56-58 and A-8 to
           A-12 of the Prospectus dated
           July 11, 1984                                   Yes

3-B.       Amended and Restated Agreement
           of Limited Partnership                          Yes

4-A.       Mortgage loan agreement
           related to Riverside Square                     Yes

4-B.       Mortgage loan agreement
           related to Bank of Delaware                     Yes

4-C.       Mortgage loan agreement
           related to Park Center
           Financial Center                                Yes

10-A.      Acquisition documents
           related to Riverside Square                     Yes

10-B.      Acquisition documents
           related to Bank of Delaware                     Yes

10-C.      Acquisition documents
           related to Park Center Plaza                    Yes

10-D.      Sale documents related
           to Genesee Valley                               Yes

21.        List of Subsidiaries                             No

24.        Powers of Attorney