Form 10-Q
period 1994-03-31
JMB INCOME PROPERTIES LTD XI
filed 1994-05-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994     Commission file number 0-15966




                   JMB INCOME PROPERTIES, LTD. - XI
        (Exact name of registrant as specified in its charter)




        Illinois                                 36-3254043
(State of organization)               (IRS Employer Identification No.)




 900 N. Michigan Ave., Chicago, IL                  60611
(Address of principal executive office)           (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities . . . . . . . .

Item 5.    Other Information . . . . . . . . . . . . . . .

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                 JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                                          BALANCE SHEETS

                                               MARCH 31, 1994 AND DECEMBER 31, 1993

                                                            (UNAUDITED)


                                                              ASSETS
                                                              ------
                                                                                                         MARCH 31,    DECEMBER 31,
                                                                                                           1994           1993
                                                                                                       ------------  ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    258,957       267,127
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17,715,193    23,681,340
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,686,550     1,690,050
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      147,143       317,552
                                                                                                       ------------  ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19,807,843    25,956,069
                                                                                                       ------------  ------------

Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,563,638     4,563,638
  Building and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   59,683,591    53,218,947
                                                                                                       ------------  ------------

                                                                                                         64,247,229    57,782,585
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18,124,733    17,673,020
                                                                                                       ------------  ------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . . . . . . .   46,122,496    40,109,565
Investment in unconsolidated ventures, at equity (notes 1, 3 and 5). . . . . . . . . . . . . . . . . .   22,069,938    22,127,541
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      196,295       198,627
                                                                                                       ------------  ------------

                                                                                                       $ 88,196,572    88,391,802
                                                                                                       ============  ============
                                                JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS - CONTINUED



                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                                         MARCH 31,    DECEMBER 31,
                                                                                                           1994           1993
                                                                                                       ------------  ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  9,847,575     9,837,354
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      331,231       255,474
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      350,437       105,239
                                                                                                       ------------  ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,529,243  10,198,067
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,304        61,304
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11,206,498    11,297,315
                                                                                                       ------------  ------------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21,797,045    21,556,686
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000         1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,237,274     5,233,888
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,631,429)   (6,631,429)
                                                                                                       ------------  ------------
                                                                                                         (1,393,155)   (1,396,541)
                                                                                                       ------------  ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . .  156,493,238   156,493,238
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24,865,066    24,783,808
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (113,565,622) (113,045,389)
                                                                                                       ------------  ------------
                                                                                                         67,792,682    68,231,657
                                                                                                       ------------  ------------

          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . . . . . .   66,399,527    66,835,116
                                                                                                       ------------  ------------
Commitments and contingencies (notes 2, 3 and 4)
                                                                                                       $ 88,196,572    88,391,802
                                                                                                       ============  ============


                                          See accompanying notes to financial statements.

                                                 JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF OPERATIONS

                                            THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                            (UNAUDITED)

                                                                                                            1994           1993
                                                                                                        -----------    ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,183,733     3,236,225
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      204,593       344,427
                                                                                                        -----------    ----------
                                                                                                          3,388,326     3,580,652
                                                                                                        -----------    ----------

Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      593,437       602,896
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      451,713       398,308
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,652,495     2,171,800
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      158,043       120,926
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,954        25,827
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       99,928        51,613
                                                                                                        -----------    ----------
                                                                                                          3,970,570     3,371,370
                                                                                                        -----------    ----------
          Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (582,244)      209,282

Partnership's share of operations of unconsolidated ventures (note 1). . . . . . . . . . . . . . . . .      666,888       831,800
                                                                                                        -----------    ----------

          Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    84,644     1,041,082
                                                                                                        ===========    ==========

          Net earnings per limited partnership interest (note 1) . . . . . . . . . . . . . . . . . . .  $       .47          5.76
                                                                                                        ===========    ==========

          Cash distributions per limited partnership interest. . . . . . . . . . . . . . . . . . . . .  $      3.00          3.00
                                                                                                        ===========    ==========





                                          See accompanying notes to financial statements.

                                                 JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF CASH FLOWS

                                            THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                            (UNAUDITED)


                                                                                                           1994           1993
                                                                                                       ------------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    84,644     1,041,082
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      451,713       398,308
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,954        25,827
    Amortization of discounts on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .       33,419        32,196
    Partnership's share of operations of unconsolidated ventures, net of distributions . . . . . . . .       57,603       (22,672)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,500       400,363
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      170,409       154,040
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       75,757       218,865
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      245,198          (821)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           (4,053)
                                                                                                       ------------   -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .    1,137,197     2,243,135
                                                                                                       ------------   -----------

Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .    5,966,147       231,761
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (6,464,644)     (253,836)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (12,622)       (6,337)
                                                                                                       ------------   -----------

          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (511,119)      (28,412)
                                                                                                       ------------   -----------
                                                 JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                                           1994           1993
                                                                                                       ------------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (114,015)     (103,720)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (520,233)     (520,233)
                                                                                                       ------------   -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (634,248)     (623,953)
                                                                                                       ------------   -----------

          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . $     (8,170)    1,590,770
                                                                                                       ============   ===========


Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    348,239       571,521
                                                                                                       ============   ===========

  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      --            --
                                                                                                       ============   ===========



















                                          See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1994 AND 1993

                              (UNAUDITED)



     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1993 which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  BASIS OF ACCOUNTING

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in Royal Executive Park II ("Royal Executive") and JMB/San Jose Associates ("San Jose"). Accordingly, the accompanying financial statements do not include the accounts of Royal Executive and San Jose.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:

                                1994                   1993
                       ---------------------  ---------------------
                        GAAP BASIS TAX BASIS   GAAP BASIS TAX BASIS
                        ---------- ---------   ---------- ---------

Net earnings (loss). .     $84,644   (97,540)   1,041,082   550,850
Net earnings (loss)
 per limited partner-
 ship interest . . . .     $   .47      (.54)        5.76      3.05
                           ======= =========    =========   =======

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (173,411). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Certain amounts in the 1993 financial statements have been reclassified to conform to the 1994 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity. None of the Partnership's investments in U.S. Government obligations were classified as cash equivalents at March 31, 1994 and December 31, 1993.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED


     In response to the uncertainties relating to the JMB/San Jose joint venture's ability to recover the net carrying value of certain buildings with the Park Center Plaza investment property through future operations or sale, the JMB/San Jose Joint Venture recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 at September 30, 1993 to reduce the net basis to the then outstanding balance of the related non-recourse debt. This provision was in addition to similar impairments to other portions of the complex taken in earlier years and previously reported. Reference is made to note 3(b) for further discussion of the current status of this investment property.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in Genesee Valley Shopping Center. All of the remaining properties were in operation at March 31, 1994.

     (b)  Bank of Delaware - office building

     A major tenant in the building brought a lawsuit against the Partnership which sought reimbursement from the Partnership for certain improvements made by the tenant to its space in the building. The lawsuit was sent to arbitration and was decided in 1990 in the tenant's favor. The Partnership reimbursed the tenant approximately $722,000 in 1991 and $80,000 in 1992. The tenant may be entitled to reimbursement for further amounts depending upon its future remodeling programs.

     In addition, a major tenant, E.I. duPont de Nemours ("duPont"), comprising approximately 27% of the building, vacated their space upon expiration of their lease in December 1993. The property has cumulatively operated at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimates the costs associated with re-leasing any vacant space during the next few years, including those costs to remove remaining asbestos in tenant space, will be substantial. As a result of these leasing concerns, the Partnership has commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective January 1994, the Partnership has suspended payment of debt service to the lender. As a result, approximately $246,000 of interest has been accrued but not paid as of March 31, 1994. If a suitable modification of the existing loan cannot be arranged, the Partnership has decided not to voluntarily commit any additional amounts to the property. In response to the foregoing, the lender has recently commenced proceedings to acquire title to the property. There can be no assurance the Partnership will be successful in these discussions, and accordingly, the entire balance of the loan is reflected as a current liability in the accompanying financial statements. Should the lender proceed to realize upon its security and obtain title to the property, the Partnership expects to recognize a gain for financial reporting purposes and a loss for federal income tax purposes. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos has been abated or encapsulated in approximately 62% of the building's space. The Partnership does not believe that any remaining asbestos in the building presents a hazard and does not believe that such asbestos currently is required to be removed. The Partnership estimates that the current cost of

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED


asbestos abatement that could be required under certain circumstances in a portion of the building in the future is approximately $800,000. However, the Partnership currently does not believe that it will likely be required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership will not ultimately be required to make such payment.

     (c)  Riverside Square Mall

     The Partnership is proceeding with its plans to renovate and remerchandise the center. In connection with the planned renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, which own their own stores. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their store renovation. The Partnership is also required to complete a renovation of the mall, with an additional estimated cost of approximately $12,000,000. The Partnership is pursuing financing for the planned mall renovation; however, there can be no assurance that such financing will be obtained or that the renovation will be completed as currently planned. The Partnership is still considering expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall is in need of a renovation have extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to Chapter 11 bankruptcy petition. Subsequent to the end of the quarter, the Partnership bought the rights to the Conran's lease for $475,000 at the bankruptcy auction and is now in control of the space. The Partnership is reviewing its possible alternatives with respect to replacement tenants for the Conran's lease which was originally scheduled to expire in January 2000.


(3)  VENTURE AGREEMENTS

     (a)  General

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

     (b)  San Jose

     The Partnership has acquired, through San Jose, an interest in an existing office building complex in San Jose, California (Park Center Financial Plaza) consisting of ten office buildings, a parking and retail building (185 Park Avenue) and two parking garage structures.

     The partners of San Jose are the Partnership and JMB Income Properties, Ltd.-XII, another partnership sponsored by the Managing General Partner of the Partnership ("JMB-XII"). The terms of San Jose's partnership agreement generally provide that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses will be distributed or allocated to the Partnership and JMB-XII in their respective 50% ownership percentages.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED


     The venture partners notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, the venture partners are working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program could be substantial, the Partnership has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. The venture is also continuing to discuss terms for a possible loan extension (which would likely include a partial paydown of the outstanding principal balance) with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured October 1, 1993 and was only extended to December 1, 1993. However, the venture and the lender have not been able to agree upon mutually acceptable terms for a further loan extension and the lender has accelerated the loan. Should an agreement not be reached and as the Partnership does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the venture has decided not to commit any additional significant amounts to this portion of the complex since the likelihood of
recovering such funds through increased capital appreciation is remote.   The
result would be that the Partnership would no longer have an ownership interest in this portion of the complex.

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

     (c)  Royal Executive

     Commencing January 1, 1989 and until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions is subject to the actual operations of the property. The Partnership is entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available cash flow. The cumulative deficiency in the preferred annual return was approximately $4,937,000 and $4,956,000 at March 31, 1994 and December 31, 1993, respectively.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONCLUDED

     Operating profits of the joint venture, in general, will be allocated in proportion to, and to the extent of, distributions and then based on relative ownership percentages. Operating losses, in general, will be first allocated to the joint venture partners to the extent of any additional contributions made to fund operations. Remaining losses, if any, will be allocated based upon relative ownership interests. Depreciation and amortization will be allocated based upon the relative ownership interests.

(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of March 31, 1994 and for the three months ended March 31, 1994 and 1993 are as follows:

                                                        Unpaid at
                                1994       1993      March 31, 1994
                              --------   --------   ---------------
Property management
 and leasing fees. . . . .     $65,989     84,788            --
Insurance commissions. . .       --           137            --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . .         119      4,709            --
                               -------     ------          ------
                               $66,108     89,634            --
                               =======     ======          ======

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's investment proper-
ties.   The amount of such salaries and direct expenses aggregated $14,378 and
$87,093 for the three months ended March 31, 1994 and the twelve months ended December 31, 1993, respectively, of which $87,093 is unpaid as of March 31, 1994.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,150,000 as of March 31, 1994. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. This amount or amounts currently payable do not bear interest and may be paid in future periods.

(5)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the JMB/San Jose Associates Venture and Royal Executive Park II for the three months ended March 31, 1994 and 1993 is as follows:

                                                 1994       1993
                                             ----------  ---------
        Total income . . . . . . . . . . . . $3,737,673  4,174,650
                                             ==========  =========
        Operating income . . . . . . . . . . $  608,361    853,627
                                             ==========  =========
        Net earnings to the Partnership. . . $  666,888    831,800
                                             ==========  =========

(6)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1994 and for the three months ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At March 31, 1994, the Partnership had cash and cash equivalents of approximately $259,000. Such funds and short-term investments of approximately $17,715,000 may be utilized for distributions to partners and for working capital requirements including operating deficits, re-leasing costs of vacant space and certain capital improvements currently being incurred at the Riverside Square Mall. Additionally, funds may be utilized to fund the Partnership's share of re-leasing costs and capital improvements at certain portions of the Park Center Financial Plaza. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $3,943,000 for tenant improvements and other capital expenditures. The Partnership's share of such items for its unconsolidated ventures for 1994 is currently budgeted to be approximately $933,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     The venture partners notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, the venture partners are working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program could be substantial, the Partnership has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs.

     The Partnership is also continuing to discuss terms for a possible loan extension (which would likely include a partial paydown of the outstanding principal balance) with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was only extended to December 1, 1993. This mortgage loan is reflected as a current liability in the accompanying JMB/San Jose financial statements. However, the Partnership and the lender have not been able to agree upon mutually acceptable terms for a further loan extension and the lender has accelerated the loan. Should an agreement not be reached and as the Partnership does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the Partnership has decided not to commit any additional amounts to this portion of the complex since the likelihood of recovering such funds through increased capital appreciation is
remote.   The result would be that the Partnership would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, the JMB/San Jose joint venture has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at December 31, 1993 is recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. The provision was in addition to similar impairments to other portions of the complex taken in earlier years and previously reported. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that JMB/San Jose joint venture would no longer have an ownership interest in such portion. In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the buildings) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. See Note 3(b) for further discussion of this investment property.

     Riverside Square Mall has been experiencing decreasing sales levels as well as increasing competition for new tenants since a competing regional retail center expanded its operations in 1990. The Partnership is proceeding with its plans to renovate and remerchandise the center. In connection with the planned renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, which own their own stores. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their store renovation. The Partnership is also required to complete a renovation of the mall, with an additional estimated cost of approximately $12,000,000. The Partnership is pursuing financing for the planned mall renovation; however, there can be no assurance that such financing will be obtained or that the renovation will be completed as currently planned. The Partnership is still considering expanding the mall at some point in the future as well. Furthermore, the Partnership, as of the date of this report, has commenced a $7,500,000 restoration of the parking deck. The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall is in need of a renovation have extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to Chapter 11 bankruptcy petition.

Subsequent to the end of the quarter, the Partnership bought the rights to the Conran's lease for $475,000 through the bankruptcy auction and is in control of the space. The Partnership is reviewing its possible alternatives with respect to replacement tenants for the Conran's lease which was originally scheduled to expire in January 2000.

     At the Bank of Delaware Building, a major tenant, E.I. duPont de Nemours ("duPont"), comprising approximately 27% of the building, vacated their space upon expiration of their lease in December 1993. The property has cumulatively operated at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimates the costs associated with re-leasing any vacant space during the next few years, including those costs to remove remaining asbestos, will be substantial. As a result of these leasing concerns, the Partnership has commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective January 1994, the Partnership has suspended payment of debt service to the lender. As a result, approximately $246,000 of interest has been accrued but not paid as of March 31, 1994. If a suitable modification of the existing loan cannot be arranged, the Partnership has decided not to voluntarily commit any additional amounts to the property. In response to the foregoing, the lender has recently commenced proceedings to acquire title to the property. There can be no assurance the Partnership will be successful in these discussions, and accordingly, the entire balance of the loan is reflected as a current liability in the accompanying financial statements. Should the lender proceed to realize upon its security and obtain title to the property, the Partnership expects to recognize a gain for financial reporting purposes and a loss for federal income tax purposes. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos has been abated or encapsulated in approximately 62% of the building's space. The Partnership does not believe that any remaining asbestos in the building presents a hazard and does not believe that such asbestos currently is required to be removed. The Partnership estimates that the current cost of asbestos abatement that could be required under certain circumstances in a portion of the building in the future is approximately $800,000. However, the Partnership currently does not believe that it will likely be required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership will not ultimately be required to make such payment.

     JWP, Inc. began occupying approximately 72,000 square feet of space (approximately 27% of the property) at Royal Executive Park II in August 1992.

As a result of the JWP, Inc. lease, the Partnership has received its preferred level of return for 1993 and in addition, recovered a portion of the cumulative shortfall in this return since 1989. The Partnership expects to receive its preferred level of return for 1994 in addition to a partial recovery of its cumulative shortfall in this return since 1989. However, in early 1994, JWP filed for protection pursuant to a Chapter 11 bankruptcy petition. At this time, it is uncertain what effect this will have on the operations of the complex. As previously reported, JWP has been current in its rental obligations pursuant to its lease which is not scheduled to expire until May 2002. However, JWP has subleased approximately 60,000 square feet of its space and is actively attempting to sublease a significant portion of their remaining space. The manager continues an aggressive marketing program to lease the remaining vacant space but the competitive nature of the market continues to extend the time period required to lease space to initial tenants.

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the past. This has made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital.

RESULTS OF OPERATIONS

     The decrease in short-term investments and increase in building and improvements as of March 31, 1994 as compared to December 31, 1993 and related depreciation for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to improvements to Saks Fifth Avenue, a major tenant's space and renovation work of $6,400,000 at Riverside Square Mall.

     The decrease in prepaid expenses as of March 31, 1994 as compared to December 1993 is primarily due to the 1994 amortization of approximately $100,000 of the December 31, 1993 prepaid real estate tax balance at the Bank of Delaware property, and the amortization of approximately $55,000 of the December 31, 1993 prepaid insurance balance at the Riverside Square Mall property.

     The increase in accrued interest at March 31, 1994 as compared to December 31, 1993 is primarily due to the suspension of debt service payments at the Bank of Delaware property. Reference is made to Note 2(b).

     The decrease in rental income for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to lower average occupancy at the Bank of Delaware building partially offset by an increase in recoverable expenses at Riverside Square Mall.

     The decrease in interest income for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to a lower average invested balance in U.S. Government obligations primarily due to the expenditures for capital improvements as discussed above.

     The increase in property operating expenses for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 is primarily due to an increase of approximately $153,000 of snow removal costs and an increase in provision for doubtful accounts of approximately $198,000 at the Riverside Square Mall property.

     The Partnership's share of operations of unconsolidated ventures decreased for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 primarily due to increased snow removal costs which are partially recoverable from the tenants, and a reduction in the amounts recoverable related to the utility expenses at Royal Executive Park II property.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                             OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                         1993                            1994
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                                                3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                                                ----    ----    ----   -----    ----    ----   -----   -----
1. Park Center Financial Plaza
    San Jose, California . . . . . . . . .                       89%     88%     84%     84%     83%

2. Riverside Square Mall
    Hackensack, New Jersey . . . . . . . .                       83%     83%     80%     81%     80%

3. Bank of Delaware Building
    Wilmington, Delaware . . . . . . . . .                       92%     90%     90%     61%     61%

4. Royal Executive Park II
    Rye Brook, New York. . . . . . . . . .
                                                                 92%     92%     93%     92%     92%
PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Effective January 1994, the Partnership has suspended payment of debt service on the $9.5 million mortgage on the Bank of Delaware property. As a reslult, approximately $246,000 of interest has been accrued but not paid.
Equitable Life Assurance Society has recently commenced proceedings to acquire title to the property. Reference is made to Note 2(b) and to the Liquidity and Capital resources contained in the Management's Discussion and Analysis of Financial Condition section of this Report for a discussion of the mortgage loan and the Partnership's efforts to obtain a modification.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits.

                4-A.   Mortgage loan agreement between the Partnership and
Teachers Insurance and Annuity Association dated October 19, 1983 relating to
Riverside Square are hereby incorporated by reference to the Partnership's
Prospectus on Form S-11 (File No. 2-90503) dated July 11, 1984.

                4-B.   Mortgage loan agreement between the Partnership and
Equitable Real Estate Investment Management, Inc. dated February 28, 1989 relating to the Bank of Delaware is hereby incorporated herein by reference to
Exhibit 4-B to the Partnership's report for December 31, 1992 on Form 10-K
(File No. 0-15966) dated March 19, 1993.

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


                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   JMB INCOME PROPERTIES, LTD. - XI

                   BY:   JMB Realty Corporation
                         (Managing General Partner)




                         By:  GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                         Date:May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                         Date:May 11, 1994


