Form 10-Q
period 1994-06-30
JMB INCOME PROPERTIES LTD XI
filed 1994-08-15
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1994      Commission file number 0-15966




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . .    14




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities . . . . . . . .    18

Item 5.    Other Information . . . . . . . . . . . . . . .    19

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    20

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                 JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                                          BALANCE SHEETS

                                                JUNE 30, 1994 AND DECEMBER 31, 1993

                                                            (UNAUDITED)


                                                              ASSETS
                                                              ------
                                                                                                     JUNE 30,         DECEMBER 31,
                                                                                                       1994               1993
                                                                                                  ------------       ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   318,999            267,127
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,436,098         23,681,340
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,753,592          1,690,050
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               317,552
  Escrow deposits (note 2(c)). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           800,865              --
                                                                                                  ------------       ------------

          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,309,554         25,956,069
                                                                                                  ------------       ------------

Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,563,638          4,563,638
  Building and improvements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        61,078,269         53,218,947
                                                                                                  ------------       ------------

                                                                                                    65,641,907         57,782,585
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,580,913         17,673,020
                                                                                                  ------------       ------------

          Total investment properties, net of accumulated depreciation . . . . . . . . . . .        47,060,994         40,109,565
Investment in unconsolidated ventures, at equity (notes 1, 3 and 5). . . . . . . . . . . . .        21,990,785         22,127,541
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           411,630            198,627
                                                                                                  ------------       ------------

                                                                                                  $ 88,772,963         88,391,802
                                                                                                  ============       ============
                                                 JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS - CONTINUED



                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                                    JUNE 30,          DECEMBER 31,
                                                                                                      1994                1993
                                                                                                  ------------       ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  9,858,109          9,837,354
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           302,226            255,474
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           596,225            105,239
                                                                                                  ------------       ------------

          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,756,560         10,198,067
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            56,304             61,304
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,112,926         11,297,315
                                                                                                  ------------       ------------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21,925,790         21,556,686
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,000              1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,275,989          5,233,888
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,631,429)        (6,631,429)
                                                                                                  ------------       ------------
                                                                                                    (1,354,440)        (1,396,541)
                                                                                                  ------------       ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . .       156,493,238        156,493,238
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,794,230         24,783,808
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (114,085,855)      (113,045,389)
                                                                                                  ------------       ------------
                                                                                                    68,201,613         68,231,657
                                                                                                  ------------       ------------

          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . .        66,847,173         66,835,116
                                                                                                  ------------       ------------
Commitments and contingencies (notes 2, 3 and 4)
                                                                                                  $ 88,772,963         88,391,802
                                                                                                  ============       ============


                                          See accompanying notes to financial statements.

                                                 JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF OPERATIONS

                                         THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                            (UNAUDITED)


                                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           ------------------------------------------------------
                                                                                1994           1993        1994          1993
                                                                            ------------    ---------- ------------  ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 3,351,386     2,942,022    6,535,119     6,178,247
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     158,189       195,995      362,782       493,422
                                                                             -----------    ----------   ----------    ----------
                                                                               3,509,575     3,138,017    6,897,901     6,671,669
                                                                             -----------    ----------   ----------    ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . .     591,585       631,251    1,185,022     1,234,147
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     456,180       398,982      907,893       797,290
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . .   1,968,444     1,968,949    4,620,939     4,140,749
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . .      97,616        96,500      255,659       217,426
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . .      15,012        25,943       29,966        51,770
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . .      37,668        44,900      137,596        96,513
                                                                             -----------    ----------   ----------    ----------
                                                                               3,166,505     3,166,525    7,137,075     6,537,895
                                                                             -----------    ----------   ----------    ----------
          Operating earnings (loss). . . . . . . . . . . . . . . . . . . . .     343,070       (28,508)    (239,174)      133,774

Partnership's share of operations of unconsolidated ventures (note 1). . . .     624,809       788,621    1,291,697     1,693,668
                                                                             -----------    ----------   ----------    ----------

          Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . $   967,879       760,113    1,052,523     1,827,442
                                                                             ===========    ==========   ==========    ==========

          Net earnings per limited partnership interest (note 1) . . . . . . $      5.36          4.21         5.83         10.12
                                                                             ===========    ==========   ==========    ==========

          Cash distributions per limited partnership interest. . . . . . . . $      3.00          3.00         6.00          6.00
                                                                             ===========    ==========   ==========    ==========



                                          See accompanying notes to financial statements.

                                                 JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF CASH FLOWS

                                              SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                            (UNAUDITED)


                                                                                                           1994           1993
                                                                                                       ------------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,052,523     1,827,442
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      907,893       797,290
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,966        51,770
    Amortization of discounts on long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .       67,125        95,251
    Partnership's share of operations of unconsolidated ventures, net of distributions . . . . . . . .      136,756        (8,591)
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (63,542)      608,397
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      317,552        91,555
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (800,865)        --
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       46,752       223,558
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      490,986        (1,662)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (5,000)       (4,053)
                                                                                                       ------------   -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . . . . . .    2,180,146     3,680,957
                                                                                                       ------------   -----------

Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . . . . . . . . . . . . . . . . . . . . .    7,245,242     5,473,974
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (7,859,322)     (413,681)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (242,969)      (10,027)
                                                                                                       ------------   -----------

          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . . . .     (857,049)    5,050,266
                                                                                                       ------------   -----------
                                                 JMB INCOME PROPERTIES, LTD. - XI
                                                      (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                                           1994           1993
                                                                                                       ------------   -----------

Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (230,759)     (209,925)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,040,466)   (1,040,466)
                                                                                                       ------------   -----------

          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,271,225)   (1,250,391)
                                                                                                       ------------   -----------

          Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . $     51,872     7,480,832
                                                                                                       ============   ===========


Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $    694,036     1,140,558
                                                                                                       ============   ===========

  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $      --            --
                                                                                                       ============   ===========



















                                          See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1994 AND 1993

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30:

                                1994                   1993
                       ---------------------  ---------------------
                        GAAP BASIS TAX BASIS   GAAP BASIS TAX BASIS
                        ---------- ---------   ---------- ---------

Net earnings (loss). .  $1,052,523   (52,798)   1,827,442   428,849
Net earnings (loss)
 per limited partner-
 ship interest . . . .  $     5.83      (.29)       10.12      2.37
                        ==========   =======    =========   =======

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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity. None of the Partnership's investments in U.S. Government obligations were classified as cash equivalents at June 30, 1994 and December 31, 1993.

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

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the investors rather than the Partnership.

However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in Genesee Valley Shopping Center. All of the remaining properties were in operation at June 30, 1994.

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

     In addition, a major tenant, E.I. duPont de Nemours ("duPont"), comprising approximately 27% of the building, vacated their space upon expiration of their lease in December 1993. The property has cumulatively operated at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimates the costs associated with re-leasing any vacant space during the next few years, including those costs to remove remaining asbestos in tenant space, will be substantial. As a result of these leasing concerns, the Partnership commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective February 1994, the Partnership has suspended payment of debt service to the lender. As a result, approximately $411,000 of interest has been accrued but not paid as of June 30, 1994. The Partnership has decided not to voluntarily commit any additional amounts to the property. In response to the foregoing, the lender has accelerated its mortgage loan and has commenced proceedings to acquire title to the property. In turn, the Partnership has commenced discussions to possibly transfer title to the property to the lender via a deed in lieu of foreclosure. Accordingly, the entire balance of the loan is reflected as a current liability in the accompanying financial statements. When the lender proceeds to realize upon its security and obtain title to the property, the Partnership expects to recognize a gain for financial reporting purposes and a loss for federal income tax purposes. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos has been abated or encapsulated in approximately 62% of the building's space. The Partnership does not believe that any remaining asbestos in the building presents a hazard and does not believe that such asbestos currently is required to be removed. The Partnership estimates that the current cost of asbestos abatement that could be required under certain circumstances in a portion of the building in the future is approximately $800,000. However, the Partnership currently does not believe that it will likely be required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership will not ultimately be required to make such payment. In view of this situation, the Partnership has had discussions with the lender concerning a complete release from its potential obligations under this indemnity for a fee considerably less than the above amount. There can be no assurance the Partnership and the lender will be able to finalize such discussions in a satisfactory manner.

     (c)  Riverside Square Mall

     The Partnership is proceeding with its plans to renovate and remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns their own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their upcoming store renovation. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete a renovation of the mall, with an additional estimated cost of approximately $12,000,000. The Partnership is still considering expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. The Partnership has recently received a commitment letter for new financing of $36 million (with an initial interest rate of 8.375%) which would mature in September 2006. Such financing is expected to be funded in late August of 1994 and will be used to retire the previous mortgage loan (with an outstanding balance of approximately $13,000,000 at June 30, 1994) and fund a portion of the renovation. In addition, a prepayment penalty of approximately $650,000 will be paid for the early repayment of the original mortgage. In connection with the refinancing, the Partnership has escrowed approximately $801,000 to serve as collateral to secure a letter of credit. There are no assurances that such new financing will be obtained on these or any other terms. However, if the Partnership is unsuccessful in concluding the new loan negotiations, the escrow deposit would be refunded to the Partnership. The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall is in need of a renovation have extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to Chapter 11 bankruptcy petition. The Partnership bought the rights to the Conran's lease for $475,000 at the bankruptcy auction and is now in control of the space. The Partnership is reviewing its possible alternatives with respect to replacement tenants for the Conran's lease which was originally scheduled to expire in January 2000.

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

     San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be eliminated.

In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program could be substantial, San Jose has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. San Jose is also continuing to discuss terms for a possible loan extension (which would likely include a partial paydown of the outstanding principal balance of approximately $2.5 million) with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured October 1, 1993 and was only extended to December 1, 1993. San Jose and the lender have been able to agree, in principle, upon mutually acceptable terms for a further loan extension. However, San Jose still must negotiate terms to an acceptable set of loan documents before the loan can be extended. Should a final loan agreement not be reached and as San Jose does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, San Jose has decided not to commit any additional significant amounts to this portion of the complex since the likelihood of recovering such funds through increased capital appreciation is
remote.   The result would be that San Jose would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at September 30, 1993 was recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 3% of gross receipts.

     (c)  Royal Executive

     Commencing January 1, 1989 and until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions is subject to the actual operations of the property. The Partnership is entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available cash flow. The cumulative deficiency in the preferred annual return was approximately $4,828,000 and $4,956,000 at June 30, 1994 and December 31, 1993, respectively.

     Operating profits of the joint venture, in general, will be allocated in proportion to, and to the extent of, distributions and then based on relative ownership percentages. Operating losses, in general, will be first allocated to the joint venture partners to the extent of any additional contributions made to fund operations. Remaining losses, if any, will be allocated based upon relative ownership interests. Depreciation and amortization will be allocated based upon the relative ownership interests. Effective July 1, 1994, management and leasing activities at the complex were transferred from an affiliate of the venture partner to an affiliate of the General Partners of the Partnership.

(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partner-ship to the General Partners and their affiliates as of June 30, 1994 and for the six months ended June 30, 1994 and 1993 are as follows:

                                                         Unpaid at
                                1994       1993       June 30, 1994
                              --------   --------     -------------
Property management
 and leasing fees. . . . .    $133,334    163,984            --
Insurance commissions. . .      32,036     37,949            --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . .         855      4,666             398
                              --------    -------            ----

                              $166,225    206,599             398
                              ========    =======            ====

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's investment proper-
ties.   The amount of such salaries and direct expenses aggregated $20,719 and
$87,649 for the six months ended June 30, 1994 and the twelve months ended December 31, 1993, respectively, of which $87,649 is unpaid as of June 30, 1994, and all of which has been paid as of the date of this report.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,208,000 as of June 30, 1994. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. This amount or amounts currently payable do not bear interest and may be paid in future periods.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONCLUDED



(5)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the JMB/San Jose Associates and Royal Executive Park II for the six months ended June 30, 1994 and 1993 is as follows:

                                                 1994       1993
                                             ----------  ---------
        Total income . . . . . . . . . . . . $7,761,635  8,207,829
                                             ==========  =========
        Operating income . . . . . . . . . . $1,153,166  1,700,420
                                             ==========  =========
        Net earnings to the Partnership. . . $1,291,697  1,693,668
                                             ==========  =========

(6)  SUBSEQUENT EVENT - PARK CENTER PLAZA

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. San Jose is currently investigating its options with regard to the Agency's offer. Should the Agency proceed to purchase the property, San Jose would likely recognize a gain for financial reporting and Federal income tax purposes. However, there can be no assurance that this proceeding will be consummated on any terms.


(7)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At June 30, 1994, the Partnership had cash and cash equivalents of approximately $319,000. Such funds and short-term investments of approximately $16,436,000 may be utilized for distributions to partners and for working capital requirements including operating deficits, re-leasing costs of vacant space and certain capital improvements currently being incurred at the Riverside Square Mall. Additionally, funds may be utilized for the Partnership's share of re-leasing costs and capital improvements at certain portions of the Park Center Financial Plaza and any costs associated with the proposed transfer of title at the Bank of Delaware office building as described below. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $3,320,000 for tenant improvements and other capital expenditures excluding amounts budgeted for the renovation at Riverside Square Mall as discussed below. The Partnership's share of such items for its unconsolidated ventures for 1994 is currently budgeted to be approximately $442,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale and/or refinancing of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be eliminated.

In addition, tenants occupying approximately 110,000 square feet (approximately 26% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program could be substantial, San Jose has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs.

     San Jose is also continuing to discuss terms for a possible loan extension (which would likely include a partial paydown of the outstanding principal balance of approximately $2.5 million) with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was only extended to December 1, 1993. San Jose and the lender have been able to agree, in principle, upon mutually acceptable terms for a further loan extension. However, San Jose still must negotiate terms to an acceptable set of loan documents before the loan can be extended. Should a final loan agreement not be reached and as San Jose does not have its share of the outstanding loan balance in its reserves in order to retire the loan, it is possible that the lender would exercise its remedies and seek to acquire title to this portion of the complex. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, San Jose has decided not to commit any additional amounts to this portion of the complex since the likelihood of recovering such funds through increased capital appreciation is remote. The result would be that San Jose would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935. Such provision at December 31, 1993 is recorded to reduce the net carrying value of these buildings to the then outstanding balance of the related non-recourse financing. The provision was in addition to similar impairments to other portions of the complex taken in earlier years and previously reported. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion. See Note 3(b) for further discussion of this investment property.

     Riverside Square Mall has been experiencing decreasing sales levels as well as increasing competition for new tenants since a competing regional retail center expanded its operations in 1990. The Partnership is proceeding with its plans to renovate and remerchandise the center. In connection with the planned renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns their own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their upcoming store renovation. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete a renovation of the mall, with an additional estimated cost of approximately $12,000,000. The Partnership is still considering expanding the mall at some point in the future as well. Furthermore, the Partnership, has commenced a $7,500,000 restoration of the parking deck. This restoration should be completed over the course of the next two years. The Partnership has recently received a commitment letter for new financing of $36 million (with an initial interest rate of 8.375%) which would mature in September 2006. Such financing is expected to be funded in late August 1994 and will be used to retire the previous mortgage loan (with an outstanding balance of approximately $13,000,000 at June 30, 1994) and fund a portion of the renovation which is expected to be substantially completed by late 1994. In addition, a prepayment penalty of approximately $650,000 will be paid for the early repayment of the original mortgage. In connection with the refinancing, the Partnership has escrowed approximately $801,000 to serve as collateral to secure a letter of credit. There are no assurances that such new financing will be obtained on these or any other terms. However, if the Partnership is unsuccessful in concluding the new loan negotiations, the escrow deposit would be refunded to the Partnership. The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall is in need of a renovation have extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to Chapter 11 bankruptcy petition. The Partnership bought the rights to the Conran's lease for $475,000 through the bankruptcy auction and is in control of the space. The Partnership is reviewing its possible alternatives with respect to replacement tenants for the Conran's lease which was originally scheduled to expire in January 2000.

     At the Bank of Delaware Building, a major tenant, E.I. duPont de Nemours ("duPont"), comprising approximately 27% of the building, vacated their space upon expiration of their lease in December 1993. The property has cumulatively operated at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimates the costs associated with re-leasing any vacant space during the next few years, including those costs to remove remaining asbestos, will be substantial. As a result of these leasing concerns, the Partnership commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective February 1994, the Partnership has suspended payment of debt service to the lender. As a result, approximately $411,000 of interest has been accrued but not paid as of June 30, 1994. The Partnership has decided not to voluntarily commit any additional amounts to the property. In response to the foregoing, the lender has accelerated its mortgage loan and has commenced proceedings to acquire title to the property. In turn, the Partnership has commenced discussions to possibly transfer title to the property to the lender via a deed in lieu of foreclosure. Accordingly, the entire balance of the loan is reflected as a current liability in the accompanying financial statements. When the lender proceeds to realize upon its security and obtain title to the property, the Partnership expects to recognize a gain for financial reporting purposes and a loss for federal income tax purposes. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos has been abated or encapsulated in approximately 62% of the building's space. The Partnership does not believe that any remaining asbestos in the building presents a hazard and does not believe that such asbestos currently is required to be removed. The Partnership estimates that the current cost of asbestos abatement that could be required under certain circumstances in a portion of the building in the future is approximately $800,000. However, the Partnership currently does not believe that it will likely be required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership will not ultimately be required to make such payment. In view of this situation, the Partnership has had discussions with the lender concerning a complete release from its potential obligations under this indemnity for a fee considerably less than the above amount. There can be no assurance the Partnership and the lender will be able to finalize such discussions in a satisfactory manner.

     JWP, Inc. began occupying approximately 72,000 square feet of space (approximately 27% of the property) at Royal Executive Park II in August 1992.

As a result of the JWP, Inc. lease, the Partnership has received its preferred level of return for 1993 and in addition, recovered a portion of the cumulative shortfall in this return since 1989. The Partnership expects to receive its preferred level of return for 1994 in addition to a partial recovery of its cumulative shortfall in this return since 1989. However, in early 1994, JWP filed for protection pursuant to a Chapter 11 bankruptcy petition. At this time, it is uncertain what effect this will have on the operations of the property. As previously reported, JWP has been current in its rental obligations pursuant to its lease which is not scheduled to expire until May 2002. However, JWP has subleased approximately 60,000 square feet of its space and is actively attempting to sublease a significant portion of their remaining space. The manager, an affiliate of the venture partner, continued an aggressive marketing program to lease the remaining vacant space but the competitive nature of the market continued to extend the time period required to lease space to initial tenants. Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership.

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

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and in short-term investments and the increase in building and improvements as of June 30, 1994 as compared to December 31, 1993 and the increase in related depreciation for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to funds utilized in 1994 for improvements to Saks Fifth Avenue, a major tenant's space, and renovation work of $7,699,000 at Riverside Square Mall.

     The decrease in prepaid expenses as of June 30, 1994 as compared to December 1993 is primarily due to the 1994 amortization of approximately $201,000 of the December 31, 1993 prepaid real estate tax balance at the Bank of Delaware property, and the amortization of approximately $92,000 and $24,000 of the December 31, 1993 prepaid insurance balance at the Riverside Square Mall and Bank of Delaware office building, respectively.

     The increase in escrow deposits as of June 30, 1994 as compared to December 31, 1993 is due to approximately $801,000 being escrowed as collateral for a letter of credit as part of refinancing the loan at the Riverside Square mall property. Reference is made to Note 2(c).

     The increase in deferred expenses at June 30, 1994 as compared to December 31, 1993 is primarily due to certain costs associated with the refinancing of the mortgage loan at the Riverside Square Mall property.

     The increase in accrued interest at June 30, 1994 as compared to December 31, 1993 is primarily due to the February 1994 suspension of debt service payments at the Bank of Delaware property. Reference is made to Note 2(b).

     The increase in rental income for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to an increase in recoverable expenses at Riverside Square Mall partially offset by lower average occupancy at the Bank of Delaware building.

     The decrease in interest income for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 is primarily due to a lower average invested balance in U.S. Government obligations primarily due to the expenditures for capital improvements as discussed above.

     The increase in property operating expenses for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993 is primarily due to an increase of approximately $113,000 of snow removal costs (partially recoverable from tenants) and an increase in provision for doubtful accounts of approximately $227,000 at the Riverside Square Mall property.

     The Partnership's share of operations of unconsolidated ventures decreased for the three and six months ended June 30, 1994 as compared to the three and six months ended June 30, 1993 primarily due to increased snow removal costs which are partially recoverable from the tenants, and a reduction in the amounts recoverable related to the utility expenses at the Royal Executive Park II property.

PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Effective February 1994, the Partnership has suspended payment of debt service on the $9.5 million mortgage on the Bank of Delaware property. As a result, approximately $411,000 of interest has been accrued but not paid. Equitable Life Assurance Society has commenced proceedings to acquire title to the property. Reference is made to Note 2(b) and to the Liquidity and Capital resources contained in the Management's Discussion and Analysis of Financial Condition section of this Report for a discussion of the mortgage loan and the Partnership's efforts to obtain a modification.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                             OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                         1993                            1994
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                                                3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                                                ----    ----    ----   -----    ----    ----   -----   -----
1. Park Center Financial Plaza
    San Jose, California . . . . . . . . .                       89%     88%     84%     84%     83%     83%

2. Riverside Square Mall
    Hackensack, New Jersey . . . . . . . .                       83%     83%     80%     81%     80%     65%

3. Bank of Delaware Building
    Wilmington, Delaware . . . . . . . . .                       92%     90%     90%     61%     61%     61%

4. Royal Executive Park II
    Rye Brook, New York. . . . . . . . . .                       92%     92%     93%     92%     92%     93%
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

        (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report

                (i)     None
                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   JMB INCOME PROPERTIES, LTD. - XI

                   BY:   JMB Realty Corporation
                         (Managing General Partner)




                         By:  GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                         Date:August 12, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                         Date:August 12, 1994


