Form 10-Q
period 1994-09-30
JMB INCOME PROPERTIES LTD XI
filed 1994-11-14
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994      Commission file number 0-15966




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

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . .    16




PART II    OTHER INFORMATION


Item 3.    Defaults Upon Senior Securities . . . . . . . .    21

Item 5.    Other Information . . . . . . . . . . . . . . .    22

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    23

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                JMB INCOME PROPERTIES, LTD. - XI
                                                     (A LIMITED PARTNERSHIP)

                                                         BALANCE SHEETS

                                            SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                           (UNAUDITED)

                                                             ASSETS
                                                             ------

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                1994           1993
                                                                            ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . .    $    496,611        267,127
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . .      23,916,900     23,681,340
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . .       1,894,461      1,690,050
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .         300,687        317,552
  Escrow deposits (note 2(c)). . . . . . . . . . . . . . . . . . . . . .      11,642,944          --
                                                                            ------------   ------------

        Total current assets . . . . . . . . . . . . . . . . . . . . . .      38,251,603     25,956,069
                                                                            ------------   ------------

Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,563,638      4,563,638
  Building and improvements. . . . . . . . . . . . . . . . . . . . . . .      65,003,753     53,218,947
                                                                            ------------   ------------

                                                                              69,567,391     57,782,585
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . .      19,034,860     17,673,020
                                                                            ------------   ------------

        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . . . .      50,532,531     40,109,565
Investment in unconsolidated ventures,
  at equity (notes 1, 3 and 5) . . . . . . . . . . . . . . . . . . . . .      22,293,258     22,127,541
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         495,743        198,627
                                                                            ------------   ------------

                                                                            $111,573,135     88,391,802
                                                                            ============   ============
                                                JMB INCOME PROPERTIES, LTD. - XI
                                                     (A LIMITED PARTNERSHIP)

                                                   BALANCE SHEETS - CONTINUED


                                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                      -----------------------------------------------------

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                1994           1993
                                                                            ------------    -----------

Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . .    $  9,948,930      9,837,354
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .         166,877        255,474
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . .         739,219        105,239
                                                                            ------------   ------------

        Total current liabilities. . . . . . . . . . . . . . . . . . . .      10,855,026     10,198,067
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . .          73,767         61,304
Long-term debt, less current portion . . . . . . . . . . . . . . . . . .      35,515,318     11,297,315
                                                                            ------------   ------------

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .      46,444,111     21,556,686
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .       5,242,237      5,233,888
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                              (1,388,192)    (1,396,541)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . .     156,493,238    156,493,238
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .      24,630,066     24,783,808
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .    (114,606,088)  (113,045,389)
                                                                            ------------   ------------
                                                                              66,517,216     68,231,657
                                                                            ------------   ------------

        Total partners' capital accounts (deficits). . . . . . . . . . .      65,129,024     66,835,116
                                                                            ------------   ------------
Commitments and contingencies (notes 2, 3 and 4)
                                                                            $111,573,135     88,391,802
                                                                            ============   ============


                                         See accompanying notes to financial statements.

                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF OPERATIONS

                       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                           (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                --------------------------- ---------------------------
                                                      1994          1993          1994          1993
                                                  -----------    ----------   -----------   -----------
Income:
  Rental income. . . . . . . . . . . . . . .      $ 3,321,514     3,814,768     9,856,633     9,993,015
  Interest income. . . . . . . . . . . . . .          265,282       152,522       628,064       645,944
                                                  -----------    ----------    ----------    ----------
                                                    3,586,796     3,967,290    10,484,697    10,638,959
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest. . . . . . . .          745,126       598,456     1,930,148     1,832,603
  Depreciation . . . . . . . . . . . . . . .          453,947       383,679     1,361,840     1,180,969
  Property operating expenses. . . . . . . .        1,949,373     1,751,898     6,570,312     5,892,647
  Professional services. . . . . . . . . . .           26,551        25,229       282,210       242,655
  Amortization of deferred expenses. . . . .           17,229        28,246        47,195        80,016
  General and administrative . . . . . . . .           49,328        40,921       186,924       137,434
                                                  -----------    ----------    ----------    ----------
                                                    3,241,554     2,828,429    10,378,629     9,366,324
                                                  -----------    ----------    ----------    ----------
        Operating earnings . . . . . . . . .          345,242     1,138,861       106,068     1,272,635
Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . .          663,633    (7,026,169)    1,955,330    (5,332,501)
                                                  -----------    ----------    ----------    ----------
        Net operating earnings before
          extraordinary item . . . . . . . .        1,008,875         --        2,061,398         --
Extraordinary items (note 2(c)). . . . . . .       (2,206,791)        --       (2,206,791)        --
                                                  -----------    ----------    ----------    ----------
        Net loss . . . . . . . . . . . . . .      $(1,197,916)   (5,887,308)     (145,393)   (4,059,866)
                                                  ===========    ==========    ==========    ==========
                                                JMB INCOME PROPERTIES, LTD. - XI
                                                     (A LIMITED PARTNERSHIP)

                                                    STATEMENTS OF OPERATIONS

                               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993 - CONTINUED
                                                           (UNAUDITED)


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                --------------------------- ---------------------------
                                                      1994          1993          1994          1993
                                                  -----------    ----------   -----------   -----------

        Net earnings (loss) per
         limited partnership
         interest (note 1):
           Net operating earnings. . . . . .      $      5.50        (32.60)        11.33        (22.48)
           Extraordinary items . . . . . . .           (12.22)        --           (12.22)        --
                                                  -----------    ----------    ----------    ----------
            Net loss . . . . . . . . . . . .      $     (6.72)       (32.60)         (.89)       (22.48)
                                                  ===========    ==========    ==========    ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . .      $      3.00          3.00          9.00          9.00
                                                  ===========    ==========    ==========    ==========





















                                         See accompanying notes to financial statements.

                                                JMB INCOME PROPERTIES, LTD. - XI
                                                     (A LIMITED PARTNERSHIP)

                                                    STATEMENTS OF CASH FLOWS

                                          NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                           (UNAUDITED)

                                                                                1994            1993
                                                                            ------------    -----------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (145,393)    (4,059,866)
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,361,840      1,180,969
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .          47,195         80,016
    Amortization of discounts on long-term debt. . . . . . . . . . . . .         101,110        128,071
    Partnership's share of operations of
      unconsolidated ventures, net of
      distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .        (165,717)     7,762,501
    Extraordinary items (note 2(c)). . . . . . . . . . . . . . . . . . .       2,206,791          --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . .        (204,411)       452,927
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .          16,865       (157,807)
    Escrow deposits (note 2(c)). . . . . . . . . . . . . . . . . . . . .        (464,302)         --
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .         (88,597)      (129,324)
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .         633,980         (2,523)
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .          12,463        (11,035)
                                                                            ------------    -----------

        Net cash provided by
          operating activities . . . . . . . . . . . . . . . . . . . . .       3,311,824      5,243,929
                                                                            ------------    -----------

Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . . . . . . . . . . .        (235,560)    (4,907,465)
  Additions to investment properties . . . . . . . . . . . . . . . . . .     (11,784,806)    (1,314,922)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . .        (258,170)       (13,333)
                                                                            ------------    -----------

        Net cash used in investing
          activities . . . . . . . . . . . . . . . . . . . . . . . . . .     (12,278,536)    (6,235,720)
                                                                            ------------    -----------
                                                JMB INCOME PROPERTIES, LTD. - XI
                                                     (A LIMITED PARTNERSHIP)

                                              STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                1994            1993
                                                                            ------------    -----------

Cash flows from financing activities:
  Cash proceeds from refinancing of long-term debt
    (note 2(c)). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,102,785          --
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . .           --           334,495
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .        (345,890)      (318,671)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .      (1,560,699)    (1,560,699)
                                                                            ------------    -----------

        Net cash provided by (used in)
          financing activities . . . . . . . . . . . . . . . . . . . . .       9,196,196     (1,544,875)
                                                                            ------------    -----------

        Net increase (decrease) in cash and
          cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    $    229,484     (2,536,666)
                                                                            ============    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .    $  1,190,929      1,707,055
                                                                            ============    ===========
  Non-cash investing and financing activities:
    Refinancing of long-term debt, note 2(c):
      Proceeds from refinancing, net of
       refinancing costs . . . . . . . . . . . . . . . . . . . . . . . .    $ 35,913,859          --
      Retirement of debt, net of discount. . . . . . . . . . . . . . . .     (12,983,269)         --
      Proceeds escrowed. . . . . . . . . . . . . . . . . . . . . . . . .     (11,178,642)         --
      Prepayment penalty . . . . . . . . . . . . . . . . . . . . . . . .        (649,163)         --
                                                                            ------------    -----------

        Cash proceeds from refinancing
          of long-term debt. . . . . . . . . . . . . . . . . . . . . . .    $ 11,102,785          --
                                                                            ============    ===========






                                         See accompanying notes to financial statements.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1994 AND 1993

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                               1994                    1993
                    ----------------------- -----------------------
                     GAAP BASIS   TAX BASIS  GAAP BASIS   TAX BASIS
                     ----------   ---------  ----------   ---------
Net earnings
 (loss). . . . .      $(145,393)    (38,015) (4,059,866)  1,650,596
Net earnings
 (loss)
 per limited
 partnership
 interest. . . .      $    (.89)       (.21)     (22.48)       9.14
                      =========     =======  ==========   =========

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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronounce-ment. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


to consider all such amounts held with original maturities of three months or less as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity. None of the Partnership's investments in U.S. Government obligations were classified as cash equivalents at September 30, 1994 and December 31, 1993.

     In response to the uncertainties relating to the San Jose joint venture's ability to recover the net carrying value of certain buildings within the Park Center Plaza investment property through future operations or sale, San Jose, as a matter of prudent accounting practice, recorded a provision for value impairment at September 30, 1994 on the 100-130 Park Center Plaza buildings and certain parking areas, and the 170 Almaden building of $944,335, in the aggregate, to reduce the net carrying values to the then outstanding balances of related non-recourse debt. San Jose also recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 at September 30, 1993 to reduce the net carrying value to the then outstanding balance of the related non-recourse debt. These provisions are in addition to similar provisions for other portions of the complex taken in earlier years and previously reported. Reference is made to note 3(b) for further discussion of the current status of this investment property.

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,893. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to the then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed in note 3(c).

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the investors rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in Genesee Valley Shopping Center. All of the remaining properties were in operation at September 30, 1994.

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

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED



     In addition, a major tenant, E.I. duPont de Nemours ("duPont"), comprising approximately 27% of the building, vacated their space upon expiration of their lease in December 1993. The property has cumulatively operated at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimates the costs associated with re-leasing any vacant space during the next few years, including those costs to remove remaining asbestos in tenant space, will be substantial. As a result of these leasing concerns, the Partnership commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective February 1994, the Partnership has suspended payment of debt service to the lender. As a result, approximately $657,000 of interest has been accrued but not paid as of September 30, 1994. The Partnership has decided not to voluntarily commit any additional amounts to the property. In response to the foregoing, the lender has accelerated its mortgage loan and has commenced proceedings to acquire title to the property. In turn, the Partnership has commenced discussions to possibly transfer title to the property to the lender via a deed in lieu of foreclosure. Accordingly, the entire balance of the loan is reflected as a current liability in the accompanying financial statements. When the lender proceeds to realize upon its security and obtain title to the property, the Partnership expects to recognize a gain for financial reporting purposes and a loss for federal income tax purposes. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos has been abated or encapsulated in approximately 62% of the building's space. The Partnership does not believe that any remaining asbestos in the building presents a hazard and does not believe that such asbestos currently is required to be removed. The Partnership estimates that the current cost of asbestos abatement that could be required under certain circumstances in a portion of the building in the future is approximately $800,000. However, the Partnership currently does not believe that it will likely be required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership will not ultimately be required to make such payment. In view of this situation, the Partnership has had discussions with the lender concerning a complete release from its potential obligations under this indemnity for a fee considerably less than the above amount. There can be no assurance the Partnership and the lender will be able to finalize such discussions in a satisfactory manner.

     (c)  Riverside Square Mall

     The Partnership is proceeding with its plans to renovate and remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns their own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their upcoming store renovation. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete a renovation of the mall, with an additional estimated cost of approximately $12,000,000. The Partnership is still considering expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. During the third

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


quarter of 1994, the Partnership finalized a refinancing of the existing mortgage loan with a new loan in the amount of $36,000,000. The new loan has an initial interest rate of 8.35% per annum, requires monthly principal and interest payments of $286,252 beginning September 1, 1994, and matures December 1, 2006, when the unpaid principal and interest balance is due. The refinancing resulted in net proceeds of approximately $22,300,000 (after retirement of the previous mortgage loan with an outstanding balance of approximately $13,000,000 and payment of a prepayment penalty of approximately $650,000). Of such proceeds, approximately $11,200,000 has been escrowed by the lender pursuant to the loan agreement and will be released, including interest, to fund certain costs of the renovation and restoration as discussed above. The remaining $11,100,000 represents reimbursement to the Partnership for amounts paid or to be paid to Saks and Bloomingdales for tenant allowances as discussed above. In connection with the negotiations relating to the refinancing, the Partnership had escrowed approximately $801,000 to serve as collateral to secure a letter of credit. Such funds were refunded to the Partnership in September 1994 in connection with the loan funding. Additionally, the Partnership has recorded an extraordinary loss on refinancing of $2,206,791 representing the write-off of unamortized discount on the original mortgage loan of $1,557,628 and the $649,163 prepayment penalty as discussed above.

     The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall is in need of a renovation have extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to a Chapter 11 bankruptcy petition. The Partnership bought the rights to the Conran's lease for $475,000 at the bankruptcy auction and is now in control of the space. The Partnership is reviewing its possible alternatives with respect to replacement tenants for the Conran's lease which was originally scheduled to expire in January 2000.

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

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. San Jose is currently investigating its options with regard to the Agency's offer, including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would likely recognize a gain for financial reporting and Federal income tax purposes. However, there can be no assurance that this proceeding will be consummated on any terms.

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

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing. Additionally, at September 30, 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     The property is managed by an affiliate of the General Partners of the Partnership for a fee calculated as 3% of gross receipts.

     (c)  Royal Executive

     Commencing January 1, 1989 and until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions is subject to the actual operations of the property. The Partnership is entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available operating cash flow. The cumulative deficiency in the preferred annual return was approximately $4,713,000 and $4,956,000 at September 30, 1994 and December 31, 1993,
respectively. The Royal Executive venture agreement further provides that distributions of net sale or financing proceeds shall be allocated first to the Partnership to the extent of the cumulative deficiency in the preferred annual return plus its initial capital investment in the venture.

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

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,893. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to the then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed above.


(4)  TRANSACTIONS WITH AFFILIATES

     Certain of the Partnership's properties are managed by affiliates of the General Partners. In October 1994, one of the affiliated property managers agreed to sell substantially all of its assets to an unaffiliated third party. In addition, substantially all of the management personnel of the property manager will also become management personnel of the purchaser or its affiliates if the sale is completed. The sale is subject to certain closing conditions. In the event that the sale is completed, it is expected that the successor to the affiliated property manager's assets would act as the property manager of the Bank of Delaware building after the sale (through the date of title transfer - note 2(b)) on the same terms that existed prior to the sale.

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1994 and for the nine months ended September 30, 1994 and 1993 are as follows:

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


                                                        Unpaid at
                                                      September 30,
                                    1994     1993         1994
                                  -------- --------   -------------
Property management
 and leasing fees. . . . . . .    $207,543  218,735        --
Insurance commissions. . . . .      34,130   56,235        --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . . .       4,393   17,110        56
                                  --------  -------        --

                                  $246,066  292,080        56
                                  ========  =======        ==

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's
investment properties.   The amount of such salaries and direct expenses
aggregated $35,877 and $87,649 for the nine months ended September 30, 1994 and the twelve months ended December 31, 1993, respectively, all of which has been paid as of September 30, 1994.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,266,000 as of September 30, 1994. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. This amount or amounts currently payable do not bear interest and may be paid in future periods.


(5)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the JMB/San Jose Associates and Royal Executive Park II for the nine months ended September 30, 1994 and 1993 is as follows:

                                           1994            1993
                                       -----------      ----------
 Total income. . . . . . . . .         $ 8,567,245      12,085,313
                                       ===========      ==========
 Operating loss. . . . . . . .         $23,100,564      13,097,603
                                       ===========      ==========
 Net earnings (loss) to
   the Partnership . . . . . .         $ 1,955,330      (5,332,501)
                                       ===========      ==========


(6)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At September 30, 1994, the Partnership had cash and cash equivalents of approximately $497,000. Such funds and short-term investments of approximately $23,917,000 may be utilized for distributions to partners and for working capital requirements including operating deficits, re-leasing costs of vacant space and certain capital improvements currently being incurred at the Riverside Square Mall. Additionally, funds may be utilized for the Partnership's share of re-leasing costs and capital improvements at certain portions of the Park Center Financial Plaza and any costs associated with the proposed transfer of title at the Bank of Delaware office building as described below. The Partnership and its consolidated ventures have currently budgeted in 1994 approximately $1,763,000 for tenant improvements and other capital expenditures excluding amounts budgeted for the renovation at Riverside Square Mall as discussed below. The Partnership's share of such items for its unconsolidated ventures for 1994 is currently budgeted to be approximately $397,000. Actual amounts expended in 1994 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale and/or refinancing of such investments. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. San Jose is currently investigating its options with regard to the Agency's offer including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would likely recognize a gain for financial reporting and Federal income tax purposes. However, there can be no assurance that this proceeding will be consummated on any terms.

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

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing. Additionally, at September 30, 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing. In the event the lender on any portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion.

     Riverside Square Mall has been experiencing decreasing sales levels as well as increasing competition for new tenants since a competing regional retail center expanded its operations in 1990. Occupancy at the mall has decreased from 81% at December 31, 1993 to 60% at September 30, 1994. In an effort to improve the property's competitive position, the Partnership is proceeding with its plans to renovate and remerchandise the center. In connection with the planned renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns their own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their upcoming store renovation (which payment is expected to occur in 1995). In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete a renovation of the mall, with an additional estimated cost of approximately $12,000,000. The Partnership is still considering expanding the mall at some point in the future as well. Furthermore, the Partnership, has commenced a $7,500,000 restoration of the parking deck. This restoration should be completed over the course of the next two years. During the third quarter of 1994, the Partnership finalized a refinancing of the existing mortgage loan with a new loan in the amount of $36,000,000. The new loan has an initial interest rate of 8.35% per annum, requires monthly principal and interest payments of $286,252 beginning September 1, 1994, and matures December 1, 2006, when the unpaid principal and interest balance is due. The refinancing resulted in net proceeds of approximately $22,300,000 (after retirement of the previous mortgage loan with an outstanding balance of approximately $13,000,000, and payment of a prepayment penalty of approximately $650,000 which has been reflected as an extraordinary item in 1994 in the accompanying financial statements). Of such proceeds, approximately $11,200,000 has been escrowed by the lender pursuant to the loan agreement and will be released, including interest, to fund certain costs of the renovation and restoration as discussed above. The remaining $11,100,000 represents reimbursement to the Partnership for amounts paid or to be paid to Saks and Bloomingdales for tenant allowances as discussed above. In connection with the negotiations relating to the refinancing, the Partnership had escrowed approximately $801,000 to serve as collateral to secure a letter of credit. Such funds were refunded to the Partnership in September 1994 in connection with the loan funding.

     The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall is in need of a renovation have extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to a Chapter 11 bankruptcy petition. The Partnership bought the rights to the Conran's lease for $475,000 through the bankruptcy auction and is in control of the space. The Partnership is reviewing its possible alternatives with respect to replacement tenants for the Conran's lease which was originally scheduled to expire in January 2000.

     At the Bank of Delaware Building, a major tenant, E.I. duPont de Nemours ("duPont"), comprising approximately 27% of the building, vacated their space upon expiration of their lease in December 1993. The property has cumulatively operated at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimates the costs associated with re-leasing any vacant space during the next few years, including those costs to remove remaining asbestos, will be substantial. As a result of these leasing concerns, the Partnership commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective February 1994, the Partnership has suspended payment of debt service to the lender. As a result, approximately $657,000 of interest has been accrued but not paid as of September 30, 1994. The Partnership has decided not to voluntarily commit any additional amounts to the property. In response to the foregoing, the lender has accelerated its mortgage loan and has commenced proceedings to acquire title to the property. In turn, the Partnership has commenced discussions to possibly transfer title to the property to the lender via a deed in lieu of foreclosure. Accordingly, the entire balance of the loan is reflected as a current liability in the accompanying financial statements. When the lender proceeds to realize upon its security and obtain title to the property, the Partnership expects to recognize a gain for financial reporting purposes and a loss for federal income tax purposes. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos has been abated or encapsulated in approximately 62% of the building's space. The Partnership does not believe that any remaining asbestos in the building presents a hazard and does not believe that such asbestos currently is required to be removed. The Partnership estimates that the current cost of asbestos abatement that could be required under certain circumstances in a portion of the building in the future is approximately $800,000. However, the Partnership currently does not believe that it will likely be required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership will not ultimately be required to make such payment. In view of this situation, the Partnership has had discussions with the lender concerning a complete release from its potential obligations under this indemnity for a fee considerably less than the above amount. There can be no assurance the Partnership and the lender will be able to finalize such discussions in a satisfactory manner.

     JWP, Inc. leased approximately 78,000 square feet of space (approximately 29% of the property) at Royal Executive Park II in August 1992. As a result of the JWP, Inc. lease, the Partnership has received its preferred level of return for 1993 and in addition, recovered a portion of the cumulative shortfall in this return since 1989. The Partnership expects to receive its preferred level of return for 1994 in addition to a partial recovery of its cumulative shortfall in this return since 1989. However, in early 1994, JWP filed for protection pursuant to a Chapter 11 bankruptcy petition and in August 1994, JWP vacated its remaining space. However, JWP had subleased approximately 62,000 square feet of its space and these subtenants have assumed the terms of JWP's lease and have become primary tenants. The manager, an affiliate of the venture partner, continued an aggressive marketing program to lease the remaining vacant space but the competitive nature of the market continued to extend the time period required to lease space to initial tenants. Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership.

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,893. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to the then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed in Note 3(c).

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

RESULTS OF OPERATIONS

     The aggregate increase in cash and cash equivalents and short-term investments as of September 30, 1994 as compared to December 31, 1993 is primarily due to the receipt of $11,100,000 in loan proceeds from the refinancing of long-term debt at the Riverside Square Mall property partially offset by funds utilized in 1994 for improvements to Saks Fifth Avenue, a major tenant space, and renovation work as described above at Riverside Square Mall.

     The increase in rents and other receivables at September 30, 1994 as compared to December 31, 1993 is primarily due to the timing of rents received from certain tenants at the Riverside Square Mall property.

     The increase in escrow deposits as of September 30, 1994 as compared to December 31, 1993 is primarily due to approximately $11,200,000 of loan proceeds being escrowed which will be utilized to fund the renovation at the Riverside Square mall property. Reference is made to Note 2(c).

     The increase in building and improvements as of September 30, 1994 as compared to December 31, 1993 and the increase in related depreciation for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to tenant improvements and renovation work of $11,782,000 incurred in 1994 at Riverside Square Mall as discussed above.

     The increase in deferred expenses at September 30, 1994 as compared to December 31, 1993 is primarily due to $312,000 of certain costs associated with the August 31, 1994 refinancing of the mortgage loan at the Riverside Square Mall property.

     The increase in accrued interest at September 30, 1994 as compared to December 31, 1993 is primarily due to the February 1994 suspension of debt service payments at the Bank of Delaware property. Reference is made to
Note 2(b).

     The increase in long-term debt, less current portion at September 30, 1994 as compared to December 31, 1994 and the increase in mortgage and other interest expense for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is due to the refinancing of the debt at the Riverside Square Mall property. Reference is made to Note 2(c).

     The decrease in rental income for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 is primarily due to lower average occupancy in 1994 at the Bank of Delaware building and Riverside Square Mall.

     The decrease in interest income for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 is primarily due to a lower average invested balance in U.S. Government obligations primarily due to the expenditures for capital improvements as discussed above. This is partially offset by the increase for the three months ended September 30, 1994 as compared to the three months ended September 30, 1993 which is primarily due to the interest earned on the net loan proceeds related to the refinancing at Riverside Square Mall received September 1, 1994 as more fully discussed in Note 2(c).

     The increase in property operating expenses for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 is primarily due to an increase of approximately $113,000 of snow removal costs (partially recoverable from tenants), an increase in provision for doubtful accounts of approximately $406,000, and an increase in real estate taxes (partially recoverable from tenants) of approximately $117,000 at the Riverside Square Mall property.

     The Partnership's share of operations of unconsolidated ventures increased for the three and nine months ended September 30, 1994 as compared to the three and nine months ended September 30, 1993 primarily due to a provision for value impairment recorded at the San Jose investment property at September 30, 1993 of which the Partnership's share was approximately $7,775,000, partially offset by the provision for value impairment recorded at the San Jose investment property at September 30, 1994, of which the Partnership's share is approximately $472,000. See note 3(b).

     The extraordinary items for the three and nine months ended September 30, 1994 is due to the refinancing of long-term debt at Riverside Square Mall. See Note 2(c).
PART II.  OTHER INFORMATION

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Effective February 1994, the Partnership has suspended payment of debt service on the $9.5 million mortgage on the Bank of Delaware property. As a result, approximately $657,000 of interest has been accrued but not paid. Equitable Life Assurance Society has commenced proceedings to acquire title to the property. Reference is made to Note 2(b) and to the Liquidity and Capital resources contained in the Management's Discussion and Analysis of Financial Condition section of this Report for a discussion of the mortgage loan and the Partnership's efforts to obtain a modification of such loan.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                            OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                         1993                            1994
                                                             -------------------------------  ------------------------------
                                                                 At      At      At      At      At      At      At      At
                                                                3/31    6/30    9/30   12/31    3/31    6/30    9/30   12/31
                                                                ----    ----    ----   -----    ----    ----   -----   -----
1. Park Center Financial Plaza
    San Jose, California . . . . . . . . .                       89%     88%     84%     84%     83%     83%     83%

2. Riverside Square Mall
    Hackensack, New Jersey . . . . . . . .                       83%     83%     80%     81%     80%     65%     60%

3. Bank of Delaware Building
    Wilmington, Delaware . . . . . . . . .                       92%     90%     90%     61%     61%     61%     61%

4. Royal Executive Park II
    Rye Brook, New York. . . . . . . . . .                       92%     92%     93%     92%     92%     93%     89%

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits.

                4-A.   Mortgage loan agreement, Mortgage and Security
                       Agreement, Secured Promissory Note B, Secured
                       Promissory Note A and Assignment of Leases and
                       Rents between the Partnership and Principal
                       Mutual Life Insurance Company dated August 30,
                       1994 is filed herewith.

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

                27.    Financial Data Schedule


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


               JMB INCOME PROPERTIES, LTD. - XI

               BY:  JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  November 10, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  November 10, 1994



