Form 10-K405
JMB INCOME PROPERTIES LTD XI
filed 1995-03-30
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1994             Commission file no. 0-15966


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

                                      Name of each exchange on
Title of each class                     which registered
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

                          TABLE OF CONTENTS



                                                       Page
                                                       ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . .  1

Item 2.      Properties. . . . . . . . . . . . . . . . .  4

Item 3.      Legal Proceedings . . . . . . . . . . . . .  6

Item 4.      Submission of Matters to a Vote
             of Security Holders . . . . . . . . . . . .  6


PART II

Item 5.      Market for the Partnership's Limited Partnership
             Interests and Related Security Holder Matters6

Item 6.      Selected Financial Data . . . . . . . . . .  7

Item 7.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations13

Item 8.      Financial Statements and Supplementary Data 20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . 63


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . 63

Item 11.     Executive Compensation. . . . . . . . . . . 66

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . 67

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . 68


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K . . . . . . . . . . 68


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . 70















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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate on or before October 31, 2034. Accordingly, the Partnership intends to hold its remaining properties for investment purposes until such time as sale or other disposition appears to be advantageous. Unless otherwise described, the Partnership expects to hold its properties for long-term investment where, due to current market conditions, it is impossible to forecast the expected holding period. At sale of a particular property, the proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties.

     The Partnership has made the real property investments set forth in the following table:

                                                   SALE OR DISPOSITION
                                                     DATE OR IF OWNED
                                                   AT DECEMBER 31, 1994,
NAME, TYPE OF PROPERTY                    DATE OF    ORIGINAL INVESTED
    AND LOCATION (d)           SIZE      PURCHASE CAPITAL PERCENTAGE (a)      TYPE OF OWNERSHIP
----------------------      ----------   -------- ----------------------      ---------------------
1. Riverside Square
    Mall
    Hackensack,
    New Jersey . . . .    341,000 sq.ft. 10-19-83           15%               fee ownership of land
                              g.l.a.                                          and improvements (b)(e)
2. Bank of Delaware
    Office Building
    Wilmington,
    Delaware . . . . .    314,000 sq.ft. 12-14-84        11-15-94             fee ownership of land
                              n.r.a.                                          and improvements (f)
3. Genesee Valley
    Center
    Flint, Michigan. .    358,000 sq.ft. 12-21-84         6-29-90             fee ownership of land
                              g.l.a.                                          and improvements (d)
4. Park Center
    Financial Plaza
    San Jose,
    California . . . .    422,000 sq.ft. 06-20-85           26%               fee ownership of land
                              n.r.a.                                          and improvements
                                                                              (through a joint
                                                                              venture partnership)
                                                                              (c)
5. Royal Executive
    Park-II
    Rye Brook,
    New York . . . . .    270,000 sq.ft. 02-12-87           20%               fee ownership of land
                              n.r.a.                                          and improvements
                                                                              (through a joint
                                                                              venture partnership)
                                                                              (c)

-----------------------
  (a) The computation of this percentage for properties held at December 31, 1994 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4 and Schedule III for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (d) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (f) Reference is made to Note 2(c) for a description of the disposition of this investment property.


     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     On November 15, 1994, the lender realized upon its security interest in the Bank of Delaware property via a deed in lieu of foreclosure as described in the Partnership's Report on Form 8-K (File No. 0-15966) date November 15, 1994, which description is hereby incorporated herein by reference. Reference is also made to Note 2(c) for a further description of such transaction.

     In August 1994, an affiliate of the General Partner assumed management of the Royal Executive Park II investment property. Reference is made to
Note 3(c) for further discussion.

     Reference is made to Note 7 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1994.

     The Partnership has approximately 10 full-time personnel and 3 part-time individuals performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1994 and 1993 for the Partnership's investment properties owned during 1994:

                                                          1993                     1994
                                                --------------------------------------------------
                                                   At    At    At     At    At    At     At    At
                              Principal Business  3/31  6/30  9/30  12/31  3/31  6/30   9/30 12/31
                              ------------------  ----  ----  ----  -----  ----  ----  ----- -----
1. Park Center
    Financial Plaza
    San Jose,
    California . . . . . . .  Accounting/
                              Legal                89%   88%   84%    84%   83%   83%    83%   84%

2. Riverside Square Mall
    Hackensack,
    New Jersey . . . . . . .  Retail               83%   83%   80%    81%   86%(1)76%(1) 73%(1)81%(1)

3. Bank of Delaware
    Office Building
    Wilmington, Delaware . .  Banking              92%   90%   90%    61%   61%   61%    61%   N/A

4. Royal Executive
    Park II
    Rye Brook,
    New York . . . . . . . .  Communications       92%   92%   93%    92%   92%   93%    89%   97%

--------------

      An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.  Reference is made to Note 2(c) for a description of the disposition of this investment property.

     Reference is made to Item 6, Item 7 and Note 7 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     (1)  The 1994 occupancies at Riverside Square Mall include the Saks Fifth Avenue space (107,000 square feet)

          which was acquired in 1994 and therefore not included in the 1993 occupancies.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1994 or 1993.




                               PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1994, there were 14,754 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Investors.


ITEM 6.  SELECTED FINANCIAL DATA

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                        YEARS ENDED DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990

                              (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                             1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------
Total income . . . . . .$ 14,048,836     14,618,038   15,185,097    15,309,347   21,752,033
                        ============= ============= ============= ============ ==============

Operating earnings (loss)$     35,393     1,677,866   (9,097,353)    2,122,059      215,576
Partnership's share of
  operations of uncon-
  solidated ventures . .    2,617,210    (4,262,005)  (1,779,563)   (9,667,835)    (132,611)
                        ------------- -------------- ------------ ------------- -------------
Net operating earnings
  (loss) . . . . . . . .    2,652,603    (2,584,139) (10,876,916)   (7,545,776)      82,965
Gain on disposition of
  investment properties.      447,650         --           --          --        43,328,288
                        ------------- -------------- ------------ ------------- -------------
Earnings (loss) before
  extraordinary item . .    3,100,253    (2,584,139) (10,876,916)   (7,545,776)  43,411,253
Extraordinary item . . .   (2,206,791)        --           --         --              --
                        ------------- -------------- ------------ ------------- -------------
Net earnings (loss). . .$     893,462    (2,584,139) (10,876,916)   (7,545,776)  43,411,253
                        ============= ============== ============ ============= =============

Net earnings (loss)
  per Interest (b):
    Operating earnings
      (loss) . . . . . .$       14.60        (15.65)      (62.90)       (43.60)         .46
    Gain on disposition
      of investment
      properties . . . .         2.56         --            --          --           222.47
    Extraordinary item .       (12.22)        --            --          --            --
                        ------------- -------------- ------------ ------------- -------------
Net earnings (loss). . .$        4.94        (15.65)      (62.90)       (43.60)      222.93
                        ============= ============== ============ ============= =============

Total assets . . . . . .$106,201,665     88,391,802   93,648,467   107,443,394  122,617,419
Long-term debt . . . . .$ 35,436,797     11,297,315   21,104,127    21,403,495   21,699,712
Cash distributions
  per Interest (c) . . .$      12.00          12.00        12.00         33.75       243.45
                        ============= ============== ============ ============= =============

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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994


Property
--------

Riverside Square
Mall               a)  The GLA occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                   GLA           Avg. Base Rent Per
                        December 31,          Occupancy Rate     Square Foot (1)
                        ------------          --------------     ------------------

                              1990 . . . . .      89%                24.66
                              1991 . . . . .      89%                24.48
                              1992 . . . . .      84%                26.90
                              1993 . . . . .      81%                31.26
                              1994 . . . . .      81%            18.10 (2)

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.
                   (2) Average base rent per square foot decreased in 1994 due to the Saks Fifth Avenue space (acquired in 1994) being included in the gross leasable area beginning in 1994.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option
                          -------------------     ----------- --------- -----------------------------

                          Saks Fifth Avenue       107,000     $90,000   6/2012         N/A
/TABLE

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Riverside Square Mall:

                                                                         Annualized       Percent of
                                          Number of      Approx. Total   Base Rent        Total 1994
                          Year Ending     Expiring       GLA of Expiring of Expiring      Base Rent
                          December 31,    Leases         Leases (1)      Leases           Expiring
                          ------------    ---------      --------------- -----------      ----------

                          1995               2                4,500       120,000            2.4%
                          1996               1                3,700        75,000            1.5%
                          1997               3                6,800       181,600            3.6%
                          1998               4                5,800       279,000            5.6%
                          1999               6               14,800       536,600           10.7%
                          2000               4               11,800       397,200            7.9%
                          2001               4               14,600       399,700            8.0%
                          2002               2                5,400       212,900            4.3%
                          2003               6               25,700       832,300           16.6%
                          2004              11               22,300       931,800           18.6%

                   (1)    Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1994


Property
--------

Royal Executive
Park II
Office Complex     a)  The GLA rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                   GLA           Avg. Base Rent Per
                        December 31,          Occupancy Rate     Square Foot (1)
                        ------------          --------------     ------------------

                              1990 . . . . .      52%               $23.45
                              1991 . . . . .      57%                23.07
                              1992 . . . . .      92%                17.35
                              1993 . . . . .      92%                20.73
                              1994 . . . . .      97%                19.92

                   (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                              Base Rent Scheduled LeaseLease
                   b)     Significant Tenants     Square Feet Per Annum Expiration DateRenewal Option
                          -------------------     ----------- --------- -----------------------------

                          MCI                     90,000      $2,416,500    1/2001     N/A

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Royal Executive Park II Office Complex:

                                                                         Annualized       Percent of
                                          Number of    Approx. Total     Base Rent        Total 1994
                          Year Ending     Expiring     GLA of Expiring   of Expiring      Base Rent
                          December 31,    Leases       Leases (1)        Leases           Expiring
                          ------------    ---------    ---------------   -----------      ----------

                          1995              --                --            --                 --
                          1996              --                --            --                 --
                          1997               1                2,500        56,300            1.1%
                          1998               2               12,400       262,000            5.0%
                          1999               4               39,000       875,200           16.5%
                          2000               2               18,400       440,100            8.3%
                          2001               1               90,000     2,416,500           45.7%
                          2002               3               77,100     1,262,300           23.9%
                          2003              --                --            --                 --
                          2004               1                8,700       212,600            4.0%

                   (1)    Excludes leases that expire in 1995 for which renewal leases or leases with replacement tenants have been executed as of March 27, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On July 11, 1984, the Partnership commenced an offering to the public of $60,000,000, subject to increase up to $200,000,000, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. On November 30, 1984, the initial and final closing of the offering was consummated with the dealer manager of the public offering (an affiliate of which is a limited partner of the Associate General Partner of the Partner-
ship), and 173,406 Interests were issued by the Partnership.

     After deducting selling expenses and other offering costs, the Partnership had approximately $156,493,000 with which to make investments in commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1994, the Partnership had cash and cash equivalents of approximately $7,200,000. Such funds and short-term investments of approximately $7,531,000 may be utilized for distributions to partners and for working capital requirements including operating deficits, re-leasing costs of vacant space, and certain capital improvements currently being incurred at Riverside Square Mall. Bank overdrafts of approximately $415,000 as of December 31, 1994 have been subsequently repaid as of January 1995. Additionally, funds may be utilized to fund the Partnership's share of releasing costs and capital improvements at certain portions of the Park Center Financial Plaza. As discussed in Note 2(c), a major tenant at the Bank of Delaware investment property, brought a lawsuit against the Partnership which was decided in the tenant's favor pursuant to an arbitration ruling. The Partnership reimbursed the tenant approximately $802,000, all of which was paid as of December 1992. The Partnership was released from any further obligations pursuant to the assignment of title to the property in November 1994 as described below. The Partnership and its consolidated venture have currently budgeted in 1995 approximately $2,110,000 for tenant improvements and other capital expenditures excluding amounts budgeted for the renovation at Riverside Square Mall as discussed below. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures for 1995 is currently budgeted to be $2,716,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement as discussed in Notes 5 and 8. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale and/or refinancing of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. The Partnership's and its ventures' mortgage obligations are all non-recourse. Therefore, the Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws relating to the government's power of eminent domain. San Jose is currently investigating its options with regard to the Agency's offer, including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would recognize a gain for financial reporting and Federal income tax purposes. However, it is uncertain at this time whether a transfer of the garage to the Agency will occur, or upon what terms.

     San Jose, during the fourth quarter of 1994, finalized a loan extension and modification with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. The modified and extended loan has an interest rate of 8.4% per annum, requires monthly interest payments only beginning December 1, 1994 through December 1, 1997 when the loan begins to amortize until it matures November 30, 2001, when the unpaid principal and interest balance is due. The refinancing resulted in a partial paydown of the outstanding principal balance in the amount of $2.5 million of which the Partnership's share was $1.25 million. (Reference is made to Note 3
(b)).

     San Jose notified the tenants in and invitees to the complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. Tenants occupying approximately 55,000 square feet (approximately 13% of the buildings) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term. However, since the costs of both re-leasing space and any seismic program could be substantial, San Jose has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the Partnership may decide not to commit any additional amounts to this portion of the complex since such amounts are likely to be large in comparison to the Partnership's current equity in this portion of the complex and the likelihood of recovering such funds through increased capital appreciation
is remote.   The result would be that the Partnership would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing. Furthermore, at September 30, 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing. Additionally, at December 31, 1992, San Jose recorded a provision for value impairment of $8,142,152 on certain other portions of the complex to amounts equal to the then outstanding balances of the related non-recourse financing. In the event the lender on the 100-130 Park Center Plaza portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion. See Note 3(b) for further discussion of this investment property.

     Riverside Square Mall has been experiencing decreasing sales levels as well as increasing competition for new tenants since a competing regional retail center expanded its operations in 1990. Occupancy at the mall, not including Saks Fifth Avenue, has decreased from 81% at December 31, 1993 to 72% at December 31, 1994 primarily due to a certain tenant vacating its space as described below more fully. In an effort to improve the property's competitive position, the Partnership has substantially completed its renovation and is continuing to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns their own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their upcoming store renovation (which payment is expected to occur in 1995). In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete the renovation of the mall, with an additional estimated cost of approximately $12,000,000 which has been substantially completed as of December 31, 1994. The Partnership continues to consider expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. This restoration should be completed by the end of 1995. During the third quarter of 1994, the Partnership finalized a refinancing of the existing mortgage loan with a new loan in the amount of $36,000,000. The new loan has an initial interest rate of 8.35% per annum, requires monthly principal and interest 2payments of $286,252 beginning September 1, 1994, and matures December 1, 2006, when the unpaid principal and interest balance is due. The refinancing resulted in net proceeds of approximately $22,300,000 (after retirement of the previous mortgage loan with an outstanding balance of approximately $13,000,000, and payment of a prepayment penalty of approximately $650,000 which has been reflected as an extraordinary item in 1994 in the accompanying financial statements and as discussed in note 2(b)). Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and will be released (none released as of December 31, 1994), including interest earned, to fund certain costs of the renovation and restoration as discussed above. The remaining $11,100,000 represents the replenishment of the Partnership's working capital for amounts paid or to be paid to Saks and Bloomingdales for tenant allowances as discussed above. In connection with the negotiations relating to the refinancing, the Partnership had escrowed approximately $801,000 to serve as collateral to secure a letter of credit. Such letter of credit was released and the funds were refunded to the Partnership in September 1994 in connection with the loan funding.

     The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall was in need of a renovation has extended the time period required to re-lease space as tenant leases expire and are not renewed.
On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to a Chapter 11 bankruptcy petition. During 1994, the Partnership bought the rights to the Conran's lease for $475,000 through the bankruptcy auction and is in control of the space. The Partnership is reviewing its possible alternatives with respect to replacement tenants for the Conran's lease which was originally scheduled to expire in January 2000.

     In November 1994, due to the Partnership's default in payment of debt service, the mortgage lender concluded proceedings to realize upon its mortgage security interest represented by the land, building, and related improvements of the Bank of Delaware investment property via a deed in lieu of foreclosure. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting purposes of $447,650 and a loss for Federal income tax purposes of $4,756,937 with no corresponding distributable proceeds. In December 1993, a major tenant, E.I. duPont de Nemours ("duPont"), which comprised approximately 27% of the building, vacated their space upon expiration of their lease. The property had been operating at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimated the costs associated with re-leasing any vacant space during the next few years, including those costs to remove the remaining asbestos in tenant space, would have been substantial. As a result of these leasing concerns, the Partnership recorded a provision for value impairment on the Bank of Delaware Building at June 30, 1992 of $11,476,030 to reduce the net carrying value of the Bank of Delaware Building to the then outstanding balance of the related non-recourse debt. Further, the Partnership had commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective January 1994, the Partnership had suspended payment of debt service to the lender. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos had been abated or encapsulated in approximately 62% of the building's space. The Partnership did not believe that any remaining asbestos in the building presented a hazard and did not believe that such asbestos was required to be removed. The Partnership estimated that the cost of asbestos abatement in a portion of the building that could be incurred under certain circumstances in the future would have been approximately $800,000. However, the Partnership did not believe that it would have likely been required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership would not have been required to pay such cost or indemnification. In conjunction with the transfer of title, the Partnership paid the mortgage lender a sum of approximately $681,000 which included the net cash flow of the property since the suspension of debt service and an indemnification release fee for which the mortgage lender released the Partnership from all liabilities respecting the property, including those related to asbestos.

     JWP, Inc. leased approximately 78,000 square feet of space (approximately 29% of the property) at Royal Executive Park II in August 1992. As a result of the JWP, Inc. lease, the property has produced sufficient cash flow to fund the Partnership's preferred level of return for 1994 and in addition, recovered a portion of the cumulative shortfall in this return since 1989. The Partnership expects to receive its preferred level of return for 1995 in addition to a partial recovery of its cumulative shortfall in this return since 1989. In early 1994, JWP filed for protection pursuant to a Chapter 11 bankruptcy petition. JWP subsequently subleased approximately 62,000 square feet of its space and these subtenants have assumed the terms of JWP's lease and have become direct tenants. Additionally, JWP formally rejected its lease and vacated the remainder of its space in January 1995. However, this remaining space (of approximately 16,000 square feet) has been leased for a term of one year to a tenant who previously had assumed space sublet by JWP. Thus, through 1995, all of the former JWP space has been re-leased. The previous manager of the property, an affiliate of the venture partner, continued an aggressive marketing program to lease the remaining vacant space but the competitive nature of the market continued to extend the time period required to lease space to initial tenants which will result in a decrease in cash flow from operations over the near term. Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership, who managed the property until December 1994. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,894. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to the then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed in Note 3(c).

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

     Though the economy has recently shown signs of improvement and financing is generally becoming more available for certain types of higher-quality properties in healthy markets, real estate lenders are typically requiring a lower loan-to-value ratio for mortgage financing than in the 2past. This has generally made it difficult for owners to refinance real estate assets at their current debt levels unless the value of the underlying property has appreciated significantly. As a consequence, and due to the weakness of some of the local real estate markets in which the Partnership's properties operate, the Partnership is taking steps to preserve its working capital.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and short-term investments as of December 31, 1994 as compared to December 31, 1993 is primarily due to funds utilized in 1994 for the acquisition of the Saks Fifth Avenue building, and renovation work as described above at Riverside Square Mall partially offset by the receipt of $11,100,000 in loan proceeds from the refinancing of long-term debt at the Riverside Square Mall property.

     The increase in rents and other receivables at December 31, 1994 as compared to December 31, 1993 is primarily due to the timing of rents collected from certain tenants at the Riverside Square Mall property.

     The increase in escrow deposits as of December 31, 1994 as compared to December 31, 1993 is primarily due to escrow payments made pursuant to the loan refinancing at Riverside Square Mall of approximately $11,500,000 including interest earned on escrowed fund. Reference is made to Note 2(b).

     The decrease in land, accumulated depreciation, prepaid expenses, and current portion of long-term debt as of December 31, 1994 as compared to December 31, 1993 is primarily due to the lender obtaining title to the Bank of Delaware building via a deed in lieu of foreclosure in November 1994 as discussed above. See Note 2(c).

     The increase in building and improvements as of December 31, 1994 as compared to December 31, 1993 is primarily due to tenant improvements renovation work, and the purchase of the Saks store of approximately $22,260,000 incurred in 1994 at Riverside Square Mall, as discussed above, partially offset by the lender obtaining title to the Bank of Delaware building via a deed in lieu of foreclosure as discussed above.

     The increase in deferred expenses at December 31, 1994 as compared to December 31, 1993 is primarily due to $371,000 of certain costs associated with the August 31, 1994 refinancing of the mortgage loan at the Riverside Square Mall property and $558,000 of deferred expenses due to increased leasing activity during the fourth quarter of 1994.

     The increase in accrued interest payable and long-term debt, less current portion, as of December 31, 1994 as compared to the year ended December 31, 1993 and the increase in mortgage interest expense for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is due to the refinancing of the debt at the Riverside Square Mall property. Reference is made to Note 2(b).

     The increase in construction costs payable as of December 31, 1994 as compared to December 31, 1993, is due to the renovation at the Riverside Square Mall property. See Note 2(b).

     The decrease in rental income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to receiving two months less of rent at the Bank of Delaware building due to the lender taking title to the property via a deed in lieu of foreclosure and also due to lower average occupancy at the Bank of Delaware building and the Riverside Square Mall property. The decrease in rental income for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is due to lower occupancy at the Bank of Delaware and tenant billing adjustments in 1993 of approximately $223,000 at Riverside Square Mall.

     The increase in interest income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to approximately $203,000 of interest earned on escrowed funds and net loan proceeds related to the refinancing at Riverside Square Mall. The decrease in interest income for the year ended December 31, 1993 as compared to December 31, 1992 is primarily due to lower effective yields being earned on U.S. Government obligations held during 1993.

     The increase in depreciation expense for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the depreciation taken in 1994 on the Saks Fifth Avenue building acquired in 1994 at the Riverside Square Mall property. The decrease in depreciation expense for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to a reduction of approximately $223,000 in depreciation expense at the Bank of Delaware building due to the $11,476,000 provision for value impairment recorded at September 30, 1992. See Note 2(c).

     The increase in property operating expenses for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to an increase in real estate taxes (partially recoverable from tenants) of approximately $140,000 and an increase in the provision for doubtful accounts of approximately $276,000 at the Riverside Square Mall property. The increase in property operating expenses for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is partially due to an increase of approximately $272,000 of snow removal costs primarily due to a blizzard in early 1993 at the Riverside Square Mall property.

      The decrease in professional services for the year ended December 31, 1993 as compared to the year ended December 31, 1992 is primarily due to legal fees incurred in 1992 by the Partnership in its defense of a lawsuit and its subsequent appeal brought against the Riverside Square Mall property concerning public access issues.

     The provision for value impairment for the year ended December 31, 1992 is due to the Partnership recording a provision for value impairment of $11,476,030 at the Bank of Delaware building at June 30, 1992 to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt. See Note 1.

     The Partnership's share of operations of unconsolidated ventures increased for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a provision for value impairment of approximately $15,550,000 recorded at the San Jose investment property at September 30, 1993 (of which the Partnership's share was approximately $7,775,000), partially offset by the provision for value impairment recorded at the San Jose investment property at September 30, 1994 of approximately $944,000, of which the Partnership's share is approximately $472,000. See Note 3(b).

     The gain on disposition of investment property for the year ended December 31, 1994 is due to the lender taking title to the Bank of Delaware building via a deed in lieu of foreclosure in November 1994. See Note 2(c).

     The $2,206,781 extraordinary item for the year ended December 31, 1994 is due to the refinancing of long-term debt at Riverside Square Mall. See
Note 2(b).
INFLATION

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

                                INDEX

Independent Auditors' Report
Consolidated Balance Sheets, December 31, 1994 and 1993
Consolidated Statements of Operations, years ended December 31, 1994,
  1993 and 1992
Consolidated Statements of Partners' Capital Accounts (Deficit),
  years ended December 31, 1994, 1993 and 1992
Consolidated Statements of Cash Flows, years ended December 31, 1994, 1993 and 1992
Notes to Consolidated Financial Statements

                                                       SCHEDULE
                                                       --------

Real Estate and Accumulated Depreciation                  III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




                       ROYAL EXECUTIVE PARK II
                       (A GENERAL PARTNERSHIP)

                                INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1994 and 1993
Statements of Operations, years ended December 31, 1994, 1993 and 1992 Statements of Partners' Capital Accounts, years ended December 31, 1994,
  1993 and 1992
Statements of Cash Flows, years ended December 31, 1994, 1993 and 1992 Notes to Financial Statements

                                                       SCHEDULE
                                                       --------

Real Estate and Accumulated Depreciation                  III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.







                    INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - XI:

     We have audited the financial statements of JMB Income Properties, Ltd. - XI (a limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XI at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                     KPMG PEAT MARWICK LLP



Chicago, Illinois
March 27, 1995

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993

                                                 ASSETS
                                                 ------
                                                                         1994             1993
                                                                     ------------     -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . .   $  7,200,333         267,127
  Short-term investments (note 1). . . . . . . . . . . . . . . . .      7,530,660      23,681,340
  Rents and other receivables, net of allowance for
     doubtful accounts of $364,343 in 1994 and
    $87,858 in 1993. . . . . . . . . . . . . . . . . . . . . . . .      1,984,395       1,690,050
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .         79,621         317,552
  Escrow deposits (note 2(b)). . . . . . . . . . . . . . . . . . .     11,508,793           --
                                                                     ------------     -----------

        Total current assets . . . . . . . . . . . . . . . . . . .     28,303,802      25,956,069
                                                                     ------------     -----------

Investment properties, at cost (note 2, 4 and 7) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,796,561       4,563,638
  Buildings and improvements . . . . . . . . . . . . . . . . . . .     61,610,179      53,218,947
                                                                     ------------     -----------

                                                                       65,406,740      57,782,585
  Less accumulated depreciation. . . . . . . . . . . . . . . . . .     12,951,168      17,673,020
                                                                     ------------     -----------

        Investment properties, net of accumulated depreciation . .     52,455,572      40,109,565
Investment in unconsolidated ventures, at equity
  (notes 1, 3 and 9) . . . . . . . . . . . . . . . . . . . . . . .     24,512,608      22,127,541
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .        929,683         198,627
                                                                      ------------     -----------

                                                                     $106,201,665      88,391,802
                                                                     ============     ===========
                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                          ----------------------------------------------------

                                                                         1994             1993
                                                                     ------------     -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .   $    415,003           --
  Current portion of long-term debt (note 4) . . . . . . . . . . .        455,199       9,837,354
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .        485,464         255,474
  Construction costs payable . . . . . . . . . . . . . . . . . . .      3,431,926           --
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . .        249,748         105,239
                                                                     ------------     -----------
        Total current liabilities. . . . . . . . . . . . . . . . .      5,037,340      10,198,067
Tenant security deposits . . . . . . . . . . . . . . . . . . . . .         79,882          61,304
Long-term debt, less current portion (note 4). . . . . . . . . . .     35,436,797      11,297,315
                                                                     ------------     -----------
Commitments and contingencies (notes 2, 3 and 7)
        Total liabilities. . . . . . . . . . . . . . . . . . . . .     40,554,019      21,556,686

Partners' capital accounts (deficit) (notes 1 and 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . .          1,000           1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . .      5,270,362       5,233,888
      Cumulative cash distributions. . . . . . . . . . . . . . . .     (6,631,429)     (6,631,429)
                                                                      ------------     -----------
                                                                       (1,360,067)     (1,396,541)
                                                                     ------------     -----------
  Limited partners (173,411 interests):
      Capital contributions, net of offering costs . . . . . . . .    156,493,238     156,493,238
      Cumulative net earnings. . . . . . . . . . . . . . . . . . .     25,640,796      24,783,808
      Cumulative cash distributions. . . . . . . . . . . . . . . .   (115,126,321)   (113,045,389)
                                                                     ------------     -----------
                                                                       67,007,713      68,231,657
                                                                     ------------     -----------
        Total partners' capital accounts . . . . . . . . . . . . .     65,647,646      66,835,116
                                                                     ------------     -----------
                                                                     $106,201,665      88,391,802
                                                                     ============     ===========

                             See accompanying notes to financial statements.

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Income:
  Rental income. . . . . . . . . . . . . . . . .     $13,022,234      13,836,131      14,197,911
  Interest income. . . . . . . . . . . . . . . .       1,026,602         781,907         987,186
                                                     -----------     -----------     -----------
                                                      14,048,836      14,618,038      15,185,097
                                                     -----------     -----------     -----------
Expenses:
  Mortgage and other interest. . . . . . . . . .       2,803,351       2,428,737       2,431,951
  Depreciation . . . . . . . . . . . . . . . . .       1,726,612       1,574,625       1,816,616
  Property operating expenses. . . . . . . . . .       8,778,556       8,300,029       7,667,064
  Professional services. . . . . . . . . . . . .         343,023         285,158         485,943
  Amortization of deferred expenses. . . . . . .          86,376         105,130         122,594
  General and administrative . . . . . . . . . .         275,525         246,493         282,252
  Provision for value impairment (notes 1 and 2)           --              --         11,476,030
                                                     -----------     -----------     -----------
                                                      14,013,443      12,940,172      24,282,450
                                                     -----------     -----------     -----------
        Operating earnings (loss). . . . . . . .          35,393       1,677,866      (9,097,353)
Partnership's share of operations of
  unconsolidated ventures (notes 1 and 3). . . .       2,617,210      (4,262,005)     (1,779,563)
                                                     -----------     -----------     -----------
        Net operating earnings (loss). . . . . .       2,652,603      (2,584,139)    (10,876,916)
Non-cash gain on disposition of investment
  property (note 2(c)) . . . . . . . . . . . . .         447,650           --              --
                                                     -----------     -----------     -----------
        Net operating earnings (loss) before
          extraordinary item . . . . . . . . . .       3,100,253      (2,584,139)    (10,876,916)
Extraordinary item (note 2(b)) . . . . . . . . .      (2,206,791)          --              --
                                                     -----------     -----------     -----------
        Net earnings (loss). . . . . . . . . . .     $   893,462      (2,584,139)    (10,876,916)
                                                     ===========     ===========     ===========
                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF OPERATIONS - CONTINUED


                                                        1994            1993            1992
                                                    ------------    ------------    ------------
        Net earnings (loss) per limited
          partnership interest (note 1):
          Net operating earnings (loss). . . . .     $     14.60          (15.65)         (62.90)
          Gain on disposition of investment
            property . . . . . . . . . . . . . .            2.56           --              --
          Extraordinary item . . . . . . . . . .          (12.22)          --              --
                                                     -----------     -----------     -----------
            Net earnings (loss). . . . . . . . .     $      4.94          (15.65)         (62.90)
                                                     ===========     ===========     ===========































                             See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                             STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                    GENERAL PARTNERS                                  LIMITED PARTNERS (NOTE 1)
                ---------------------------------------------------   --------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                                                                NET OF      NET
              CONTRI-     NET        CASH                      OFFERING   EARNINGS      CASH
              BUTIONS   EARNINGS DISTRIBUTIONS     TOTAL        COSTS      (LOSS)   DISTRIBUTIONS   TOTAL
              -------  -----------------------  -----------  ----------- ---------- ------------- -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1991. . . . . $1,000   5,072,668  (6,631,429)  (1,557,761) 156,493,238  38,406,084 (108,883,525)  86,015,797
Cash distri-
 butions
 ($12.00 per
 limited
 partnership
 interest) . .   --         --          --           --           --          --      (2,080,932)  (2,080,932)
Net earnings
 (loss)
 (note 5). . .   --        31,336       --          31,336        --    (10,908,253)       --     (10,908,253)
               ------  ----------  ----------   ----------  ----------- ----------- -------------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1992. . . . .  1,000   5,104,004  (6,631,429)  (1,526,425) 156,493,238  27,497,831 (110,964,457)  73,026,612

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest) . .   --         --          --           --           --          --      (2,080,932)  (2,080,932)
Net earnings
 (loss)
 (note 5). . .   --       129,884       --         129,884        --     (2,714,023)       --      (2,714,023)
               ------  ----------  ----------   ----------  ----------- ----------- ------------  -----------
                                       JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                                    GENERAL PARTNERS                                  LIMITED PARTNERS (NOTE 1)
                ---------------------------------------------------   --------------------------------------------------
                                                                CONTRI-
                                                                BUTIONS
                                                                NET OF      NET
              CONTRI-     NET        CASH                      OFFERING   EARNINGS      CASH
              BUTIONS   EARNINGS DISTRIBUTIONS     TOTAL        COSTS      (LOSS)   DISTRIBUTIONS   TOTAL
              -------  -----------------------  -----------  ----------- ---------- --------------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1993. . . . . $1,000   5,233,888  (6,631,429)  (1,396,541) 156,493,238  24,783,808 (113,045,389)  68,231,657

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest) . .   --         --          --           --           --          --      (2,080,932)  (2,080,932)
Net earnings
 (note 5). . .   --        36,474       --          36,474        --        856,988        --         856,988
               ------  ----------  ----------   ----------  ----------- ----------- -------------  ----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1994. . . . . $1,000   5,270,362  (6,631,429)  (1,360,067) 156,493,238  25,640,796 (115,126,321)  67,007,713
               ======  ==========  ==========   ==========  =========== =========== =============  ==========











                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                          1994          1993            1992
                                                      -----------    -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . .    $   893,462     (2,584,139)    (10,876,916)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . .      1,726,612      1,574,625       1,816,616
    Amortization of deferred expenses. . . . . . .         86,376        105,130         122,594
    Amortization of discounts on long-term debt. .        101,110        161,195         125,521
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . .       (827,598)     7,609,901       4,442,528
    Provision for value impairment
      (notes 1 and 2). . . . . . . . . . . . . . .          --             --         11,476,030
    Non-cash gain on disposition of investment
      property (note 2(c)) . . . . . . . . . . . .     (1,128,591)         --              --
    Extraordinary item (note 2(b)) . . . . . . . .      2,206,791          --              --
  Changes in:
    Rents and other receivables. . . . . . . . . .       (511,436)       (60,907)       (323,953)
    Prepaid expenses . . . . . . . . . . . . . . .        205,931        (28,888)        (14,203)
    Escrow deposits. . . . . . . . . . . . . . . .       (330,151)         --              --
    Accounts payable . . . . . . . . . . . . . . .      3,661,916       (226,193)       (280,948)
    Accrued interest payable . . . . . . . . . . .      1,006,931        (85,540)         (3,342)
    Tenant security deposits . . . . . . . . . . .         18,578        (11,035)        (16,634)
                                                      -----------    -----------     -----------
          Net cash provided by
            operating activities . . . . . . . . .      7,109,931      6,454,149       6,467,293
                                                      -----------    -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
  short-term investments . . . . . . . . . . . . .     16,150,680     (6,254,572)        669,636
  Additions to investment properties . . . . . . .    (23,028,260)    (1,568,908)     (1,780,027)
2  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . .          --         1,350,425         798,697
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . .     (1,557,469)         --           (575,000)
  Payment of deferred expenses . . . . . . . . . .       (760,391)       (17,094)        (37,749)
                                                      -----------    -----------     -----------
          Net cash used in investing
            activities . . . . . . . . . . . . . .     (9,195,440)    (6,490,149)       (924,443)
                                                      -----------    -----------     -----------
                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                          1994          1993            1992
                                                      -----------    -----------     -----------
Cash flows from financing activities:
  Cash proceeds from refinancing of
    long-term debt (note 2(b)) . . . . . . . . . .     11,102,785          --              --
  Bank overdrafts. . . . . . . . . . . . . . . . .        415,003          --           (270,480)
  Principal payments on long-term debt . . . . . .       (418,141)      (430,021)       (391,195)
  Distributions to limited partners. . . . . . . .     (2,080,932)    (2,080,932)     (2,080,932)
                                                      -----------    -----------     -----------

          Net cash provided by (used in)
            financing activities . . . . . . . . .      9,018,715     (2,510,953)     (2,742,607)
                                                      -----------    -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . .      6,933,206     (2,546,953)      2,800,243
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . .        267,127      2,814,080          13,837
                                                      -----------    -----------     -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . .    $ 7,200,333        267,127       2,814,080
                                                      ===========    ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest . . .    $ 1,695,310      2,353,082       2,309,772
                                                      ===========    ===========     ===========
Non-cash investing and financing activities:
   Disposition of investment property note 2(b):
     Balance due on long-term debt cancelled . . .    $ 9,500,000          --              --
     Accrued interest expense on accelerated
       long-term debt. . . . . . . . . . . . . . .        862,422          --              --
     Reduction of investment property. . . . . . .     (8,955,641)         --              --
     Reduction of deferred expenses. . . . . . . .        (29,099)         --              --
     Reduction of other assets . . . . . . . . . .       (249,091)         --              --
                                                      -----------    -----------      ----------
          Non-cash gain recognized due to
            lender realizing upon security . . . .    $ 1,128,591          --              --
                                                      ===========    ===========      ==========
                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                          1994          1993            1992
                                                      -----------    -----------     -----------
  Refinancing of long-term debt, note 2(c):
    Proceeds of refinancing, net of
      refinancing costs. . . . . . . . . . . . . .    $35,913,859          --              --
    Retirement of debt, net of discount. . . . . .    (12,983,269)         --              --
    Proceeds escrowed. . . . . . . . . . . . . . .    (11,178,642)         --              --
    Prepayment penalty . . . . . . . . . . . . . .       (649,163)         --              --
                                                      -----------    -----------     -----------
          Cash proceeds from refinancing of
            long-term debt . . . . . . . . . . . .    $11,102,785          --              --
                                                      ===========    ===========     ===========






























                               See accompanying notes to financial statements.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

            YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in Royal Executive Park II ("Royal Executive") and JMB/San Jose Associates ("San Jose") (note 3). Accordingly, the accompanying financial statements do not include the accounts of Royal Executive and San Jose.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1994 and 1993 is summarized as follows:

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                NOTES TO FINANCIAL STATEMENTS - CONTINUED



                                                   1994                            1993
                                   ------------------------------  ------------------------------
                                      GAAP BASIS       TAX BASIS      GAAP BASIS       TAX BASIS
                                     ------------     -----------    ------------     -----------
Total assets . . . . . . . . . . .  $106,201,665     128,698,902      88,391,802     109,230,160

Partners' capital accounts
  (deficit) (note 5):
    General partners . . . . . . .    (1,360,067)     (1,524,886)     (1,396,541)     (1,479,706)
    Limited partners . . . . . . .    67,007,713      90,408,334      68,231,657      97,141,280

Net earnings (loss) (note 5):
    General partners . . . . . . .        36,474         (45,180)        129,844          56,695
    Limited partners . . . . . . .       856,988      (4,652,014)     (2,714,023)      1,360,682

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . .          4.94          (26.83)         (15.65)           7.85
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($7,200,333 and $0 at December 31, 1994 and 1993, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     In response to the uncertainties relating to the future recovery of the carrying value of the Bank of Delaware investment property through future operations or sale, the Partnership recorded a provision for value impairment on the Bank of Delaware investment property of $11,476,030. Such provision, made as of June 30, 1992, was recorded to reduce the net carrying value of the investment property to the then outstanding balance of the related non-recourse debt. Reference is made to note 2(c) for further discussion of the current status of this investment property.

     In response to the uncertainties relating to the San Jose joint venture's ability to recover the net carrying value of certain buildings within the Park Center Plaza investment property through future operations or sale, the San Jose joint venture, at December 31, 1992, recorded a provision for value impairment on certain portions of the complex of $8,142,152. Such provision was recorded to reduce the net basis of these portions to the then outstanding balance of the related non-recourse debt. Additionally, a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 was recorded at September 30, 1993 to reduce the net basis to the then outstanding balance of the related non-recourse debt. Furthermore, the San Jose joint venture, recorded a provision for value impairment at September 30, 1994 on the 100-130 Park Center Plaza buildings and certain parking areas, and the 170 Almaden building of $944,335, in aggregate, to reduce the net carrying values to the then outstanding balances of related non-recourse debt. Reference is made to note 3(b) for further discussion of the current status of this investment property.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,894. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to the then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed in note 3(c).

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center.
In November 1994, the lender realized upon its security interest and took title to the Bank of Delaware building via a deed in lieu of foreclosure (note 2(c)). All of the remaining properties were in operation at December 31, 1994. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

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

Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sales are less than the property's carrying value.

     (b)  Riverside Square Mall

     During October 1983, the Partnership acquired an existing enclosed regional shopping center in Hackensack, New Jersey. The Partnership's purchase price for the mall was $36,236,282. The Partnership made a cash down payment at closing of $20,000,000. The balance of the purchase price was represented by a first mortgage loan which had a balance at closing of $16,236,282 prior to unamortized discount, based upon an imputed interest rate of 12%. During the third quarter of 1994, the Partnership finalized

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


a refinancing of the first mortgage loan with a new loan in the amount of $36,000,000 which matures December 1, 2006 and bear's interest at 8.35%. See Note 4. The refinancing resulted in net proceeds of approximately $22,300,000 (after retirement of the previous mortgage loan with an outstanding balance of approximately $13,000,000 and payment of a prepayment penalty of $649,163). Of such proceeds, approximately $11,200,000 has been escrowed by the lender pursuant to the loan agreement and will be released, including interest, to fund certain costs of the renovation and restoration as discussed below. The remaining $11,100,000 represents the replenishment of the Partnership's working capital for amounts paid or to be paid to Saks and Bloomingdales for tenant allowances as discussed below. In connection with the negotiations relating to the refinancing, the Partnership had escrowed approximately $801,000 to serve as collateral to secure a letter of credit. Such letter of credit was released and the funds were refunded to the Partnership in September 1994 in connection with the loan funding. Additionally, the Partnership has recorded an extraordinary loss on refinancing of $2,206,791 representing the write-off of unamortized discount on the original mortgage loan of $1,557,628 and the $649,163 prepayment penalty as discussed above.

     The Partnership has substantially completed its renovation of Riverside Square Mall and is continuing to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns their own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their upcoming store renovation. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete the renovation of the mall, with an additional estimated cost of approximately $12,000,000 which has substantially been completed as of December 31, 1994. The Partnership continues to consider expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. This restoration should be completed by the end of 1995.

     (c)  Bank of Delaware - office building

     In December 1984, the Partnership acquired an interest in an existing office building in Wilmington, Delaware. The Partnership's purchase price for the building was $20,900,000, of which approximately $5,945,000, was represented by an existing first mortgage loan. In February 1989, the Partnership refinanced the existing first mortgage loan and received net refinancing proceeds of approximately $4,696,000 which were utilized primarily to pay for the substantially completed renovation program and other capital improvements.

     A major tenant in the building brought a lawsuit against the Partnership which sought reimbursement from the Partnership for certain improvements made by the tenant to its space in the building. Pursuant to an arbitration ruling, the Partnership reimbursed the tenant approximately $802,000, all of which was paid as of December 1992. The Partnership was released from any further obligations pursuant to the assignment of title to the property in November 1994 as described below.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


      In December 1993, a major tenant, E.I. duPont de Nemours ("duPont"), which comprised approximately 27% of the building, vacated their space upon expiration of their lease. The property had been operating at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimated the costs associated with re-leasing any vacant space during the next few years, including those costs to remove the remaining asbestos in tenant space, would have been substantial. As a result, the Partnership had commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective January 1994, the Partnership had suspended payment of debt service to the lender. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos had been abated or encapsulated in approximately 62% of the building's space. The Partnership did not believe that any remaining asbestos in the building presented a hazard and did not believe that such asbestos would have been required to be removed. The Partnership estimated that the cost of asbestos abatement in a portion of the building that could be incurred under certain circumstances in the future would have been approximately $800,000. However, the Partnership did not believe that it would have likely been required to incur (or to indemnify the mortgage lender against) any such cost, although there was no assurance that the Partnership would not have been required to pay such cost or indemnification. In November 1994, due to the Partnership's default in payment of debt service, the mortgage lender concluded proceedings to realize upon its mortgage security interest represented by the land, building, and related improvements of the property via a deed in lieu of foreclosure. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting purposes of $447,650 and a loss for federal income tax purposes of $4,756,937 with no corresponding distributable proceeds. In conjunction with the transfer of title, the Partnership paid the mortgage lender a sum of approximately $681,000 which included the net cash flow of the property since the suspension of debt service and an indemnification release fee for which the mortgage lender released the Partnership from all liabilities respecting the property, including those related to asbestos.

     An affiliate of the General Partner of the Partnership managed the office building through the November 1994 date of property title assignment for a fee equal to 3% of the gross revenues of the building plus leasing commissions, subject to an aggregate annual maximum amount of 6% of the gross receipts of the property.


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1994 is a party to two operating venture agreements (San Jose and Royal Executive) and has made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a General Partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     In September 1986, San Jose obtained a mortgage loan in the amount of $25,000,000 secured by the 150 Almaden and 185 Park Avenue buildings and certain parking areas. The outstanding principal balance, which was non-amortizable, bore interest at the rate of 9.5% per annum and had a scheduled maturity in October 1993 and was extended to December 1, 1993. San Jose, during the fourth quarter of 1994, finalized a loan extension and modification with the mortgage lender. The modified and extended loan has an interest rate of 8.4% per annum, requires monthly interest payments only beginning December 1, 1994 through December 1, 1997 when the loan begins to amortize until it matures November 30, 2001, when the unpaid principal and interest balance is due. The refinancing resulted in the 1994 partial paydown of the outstanding principal balance in the amount of $2.5 million.

     The property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 3% of gross receipts until December 1994 when the affiliated property manager sold substantially all of its assets and assigned its interests in its management contracts to an unaffiliated third party.

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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws relating to the government's power of eminent domain. San Jose is currently investigating its options with regard to the Agency's

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


offer, including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would recognize a gain for financial reporting and Federal income tax purposes. Therefore, it is uncertain at this time whether a transfer of the garage to the Agency will occur or upon what terms.

     San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. In addition, tenants occupying approximately 55,000 square feet (approximately 13% of the building) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. However, since the costs of both re-leasing space and any seismic program at the 100-130 Park Center Plaza buildings could be substantial, San Jose has commenced discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. Should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, San Jose may decide not to commit any additional amounts to this portion of the complex, since such amounts are likely to be large in comparison to the Partnership's current equity in this portion of the complex and the likelihood of recovering such funds through increased capital appreciation
is remote.   The result would be that San Jose would no longer have an
ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing. Additionally, at September 30, 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing. Additionally, at December 31, 1992, San Jose recorded a provision for value impairment of $8,142,152 on certain other portions of the complex to amounts equal to the then outstanding balances of the related non-recourse financing. In the event the lender on the 100-130 Park Center Plaza portion of the complex exercised its remedies as discussed above, the result would likely be that San Jose would no longer have an ownership interest in such portion.

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

     During February 1987, the Partnership exercised its option of converting the $27,000,000 mortgage into an ownership position. Upon the conversion of the mortgage note, the Partnership entered into a joint venture (Royal Executive) with the borrower (joint venture partners). Pursuant to the terms of the venture agreement, until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions is subject to the actual operations of the property. The Partnership is entitled to any deficiency in its preferred annual return on a cumulative basis as an annual priority distribution from future available operating cash flow. The cumulative deficiency in the preferred annual return is approximately $4,700,000 at December 31, 1994. The Partnership is entitled to priority level of distribution of sale and refinancing proceeds of $27,000,000 plus the cumulative deficiency in its preferred annual return.

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

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,894. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to the then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed above.

     Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership, who managed the property until December 1994. In December 1994, this affiliated property manager sold substantially all of its assets and assigned its interest in its Management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.
(4)  LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1994 and 1993:

                                                1994        1993
                                             ----------  ----------
8.35% mortgage note, secured by Riverside
 Square Mall in Hackensack, New Jersey;
 payable in monthly installments of
 principal and interest of $286,252
 through December 1, 2006, the scheduled
 maturity date at which time the unpaid
 principal and interest is due (note 2(b))  $35,891,996      --

9-1/2% first mortgage note, secured
 by Riverside Square Mall in Hackensack,
 New Jersey which was retired by the
 loan described above.  Balance is
 net of unamortized discount of
 $1,658,738 at December 31, 1993 based
 on an imputed interest rate of 12%. . . .       --      11,634,669

10-3/8% mortgage note, secured by Bank of
 Delaware Office Building in Wilmington,
 Delaware; retired at disposition in
 November 1994; was payable in monthly
 installments of interest only of
 $82,135 through March 1, 1999 the
 scheduled maturity date (see note 2(c)) .       --       9,500,000
                                            -----------  ----------

          Total debt . . . . . . . . . . .   35,891,996  21,134,669

Less current portion of long-term debt . .      455,199   9,837,354
                                            -----------  ----------

          Total long-term debt . . . . . .  $35,436,797  11,297,315
                                            ===========  ==========


     Five year maturities of long-term debt are summarized as follows for the years ending:

                1995 . . . . . . . . . .     $455,199
                1996 . . . . . . . . . .      494,697
                1997 . . . . . . . . . .      537,623
                1998 . . . . . . . . . .      584,273
                1999 . . . . . . . . . .      634,971
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


(6)  MANAGEMENT AGREEMENT

     An affiliate of the General Partners of the Partnership manages Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions, subject to deferral if in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


(7)  LEASES

     At December 31, 1994, the Partnership's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependant upon the retail economic sector.

     Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1994:

           Shopping Center:
             Cost. . . . . . . . . . . . . . .  $65,406,740
             Accumulated depreciation. . . . .  (12,951,168)
                                                -----------
                                                $52,455,572
                                                ===========

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                 1995. . . . . . . . . .  $ 4,924,779
                 1996. . . . . . . . . .    5,173,086
                 1997. . . . . . . . . .    5,226,960
                 1998. . . . . . . . . .    4,911,355
                 1999. . . . . . . . . .    4,470,724
                 Thereafter. . . . . . .   17,529,690
                                          -----------

                     Total . . . . . . .  $42,236,594
                                          ===========

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

                    1992 . . . . . . .    $296,014
                    1993 . . . . . . .     302,809
                    1994 . . . . . . .     274,431
                                         =========


(8)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                                                      UNPAID AT
                                                                                     DECEMBER 31,
                                             1994           1993          1992          1994
                                           --------       --------      --------   --------------
Property management and
  leasing fees . . . . . . . . . . .       $608,703        325,429       354,525      300,000
Insurance commissions. . . . . . . .         45,765         54,473        38,720         --
Reimbursement (at cost)
  for out-of-pocket
  expenses and salaries. . . . . . .        144,232        110,665       114,341       41,116
                                           --------        -------       -------      -------

                                           $798,700        490,567       507,586      341,116
                                           ========        =======       =======      =======

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


     The General Partners have deferred receipt of certain of their distributions (see note 5) of net cash flow of the Partnership. The amount of such deferred distributions aggregated $1,323,705 as of December 31, 1994. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. In addition, an affiliate of the General Partner has deferred $300,000 in leasing fees at Riverside Square Mall pursuant to the management agreement (note 6). This amount or amounts currently payable do not bear interest and may be paid in future periods.


(9)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary of combined financial information for San Jose and Royal Executive (note 3) as of and for the years ended December 31, 1994 and 1993 are as follows:
                                       1994            1993
                                   ------------     -----------

  Current assets . . . . . . . .   $  8,388,581       2,535,033
  Current liabilities. . . . . .     (1,409,508)    (26,399,404)
                                   ------------     -----------
      Working capital. . . . . .      6,979,073     (23,864,371)
                                   ------------     -----------
  Investment property, net . . .     54,189,046      80,714,163
  Other assets, net. . . . . . .      1,585,304       4,293,567
  Long-term debt . . . . . . . .    (25,880,881)     (3,784,508)
  Other liabilities. . . . . . .       (239,741)       (190,834)
  Venture partners' equity . . .    (12,120,193)    (35,040,476)
                                   ------------     -----------
      Partnership's capital. . .   $ 24,512,608      22,127,541
                                   ============     ===========
  Represented by:
    Invested capital . . . . . .   $ 76,505,181      74,947,712
    Cumulative distributions . .    (36,233,524)    (34,443,911)
    Cumulative losses. . . . . .    (15,759,050)    (18,376,260)
                                   ------------     -----------
                                   $ 24,512,607      22,127,541
                                   ============     ===========
  Total income . . . . . . . . .   $ 15,799,775      16,499,948
                                   ============     ===========
  Expenses applicable to
    operating loss . . . . . . .   $ 38,119,456      28,375,860
                                   ============     ===========
  Net loss . . . . . . . . . . .   $ 22,319,680      11,875,912
                                   ============     ===========

     Reference is made to note 3(b) regarding the provisions for value impairments of $944,335 and $15,549,935 which were recorded in 1994 and 1993, respectively, by San Jose and to 3(c) regarding the provision for value impairment of $25,378,894 which was recorded in 1994 by Royal Executive.

     The total income, expenses related to operating loss and net loss for the above-mentioned ventures for the year ended December 31, 1992 were $15,934,326, $21,658,285 and $5,723,959, respectively.


(10)  SUBSEQUENT EVENT - DISTRIBUTION TO PARTNERS

     In February 1995, the Partnership paid a distribution of $520,233 ($3.00 per Interest) to the Limited Partners.

                                                                                     SCHEDULE III
                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994

                                                          COSTS
                                                       CAPITALIZED
                                  INITIAL COST TO     SUBSEQUENT TO    GROSS AMOUNT AT WHICH CARRIED
                                  PARTNERSHIP (A)    ACQUISITION(B)        AT CLOSE OF PERIOD (C)
                              -------------------------------------    -------------------------------------
                                          BUILDINGS    BUILDINGS                 BUILDINGS
                                            AND          AND                        AND
                 ENCUMBRANCE      LAND   IMPROVEMENTS IMPROVEMENTS       LAND   IMPROVEMENTS  TOTAL (D)
                 -----------   -------------------------------------  ---------------------- ----------
SHOPPING CENTER:
 Hackensack,
  New Jersey . . $35,891,996     3,796,561 30,880,649   30,729,530     3,796,561 61,610,179  65,406,740
                 ===========     ========= ==========   ==========     ========= ==========  ==========

                                                                          SCHEDULE III - CONTINUED
                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994


                                                                             LIFE ON WHICH
                                                                             DEPRECIATION
                                                                              IN LATEST
                                                                             STATEMENT OF       1994
                                 ACCUMULATED           DATE OF     DATE       OPERATION     REAL ESTATE
                                DEPRECIATION(E)     CONSTRUCTION ACQUIRED    IS COMPUTED       TAXES
                               ----------------     ---------------------- ---------------  -----------
SHOPPING CENTER:
 Hackensack,
  New Jersey . . . . . . . . . . . $12,951,168          1977      10-19-83      5-30 years    1,546,088
                                   ===========                                                =========

-------------

Notes:
       (A)  The initial cost to the Partnership represents the original purchase price of the properties (net of unamortized discount based upon an imputed interest rate), including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was
$67,613,723.

                                                                          SCHEDULE III - CONTINUED
                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994

(D)    Reconciliation of real estate owned:

                                                            1994            1993             1992
                                                        ------------    ------------    ------------
      Balance at beginning of period . . . . . . . .     $57,782,585      56,213,677      65,909,680
      Additions during period. . . . . . . . . . . .      23,028,260       1,568,908       1,780,027
      Dispositions during period . . . . . . . . . .     (15,404,105)          --              --
      Provision for value impairment . . . . . . . .           --              --        (11,476,030)
                                                         -----------     -----------      ----------
      Balance at end of period . . . . . . . . . . .     $65,406,740      57,782,585      56,213,677
                                                         ===========     ===========      ==========

(E)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . .     $17,673,020      16,098,395      14,281,779
      Depreciation expense . . . . . . . . . . . . .       1,726,612       1,574,625       1,816,616
      Accumulated depreciation written-off at
        Bank of Delaware . . . . . . . . . . . . . .      (6,448,464)          --              --
                                                         -----------     -----------      ----------

      Balance at end of period . . . . . . . . . . .     $12,951,168      17,673,020      16,098,395
                                                         ===========     ===========      ==========











                    INDEPENDENT AUDITORS' REPORT

The Partners
Royal Executive Park II:

     We have audited the financial statements of Royal Executive Park II (a general partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Executive Park II at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.







                                         KPMG PEAT MARWICK LLP


Chicago, Illinois
March 27, 1995

                                         ROYAL EXECUTIVE PARK II
                                         (A GENERAL PARTNERSHIP)

                                             BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993

                                                 ASSETS
                                                 ------

                                                                        1994            1993
                                                                    ------------    ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . .     $   728,964         448,443
  Short-term investments (note 1). . . . . . . . . . . . . . . .          98,281           --
  Rents and other receivables, net of allowance for
    doubtful accounts of $193,379 in 1994 and
    $140,000 in 1993 . . . . . . . . . . . . . . . . . . . . . .       1,579,627         971,728
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .          15,686          14,576
                                                                     -----------     -----------

          Total current assets . . . . . . . . . . . . . . . . .       2,422,558       1,434,747
                                                                     -----------     -----------

Investment property, at cost (notes 1 and 2) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,569,125       5,568,277
  Buildings and improvements . . . . . . . . . . . . . . . . . .      32,751,062      54,074,565
                                                                     -----------     -----------

                                                                      35,320,187      59,642,842
  Less accumulated depreciation. . . . . . . . . . . . . . . . .      13,044,923      12,147,495
                                                                     -----------     -----------

          Total investment property,
            net of accumulated depreciation. . . . . . . . . . .      22,275,264      47,495,347
                                                                     -----------     -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .         719,047       1,118,418
                                                                     -----------     -----------

                                                                     $25,416,869      50,048,512
                                                                     ===========     ===========

                           ROYAL EXECUTIVE PARK II
                           (A GENERAL PARTNERSHIP)

                         BALANCE SHEETS - CONTINUED


                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                    ------------------------------------------
                                                                        1994            1993
                                                                    ------------    ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .     $   412,831         558,030
                                                                     -----------     -----------

          Total current liabilities. . . . . . . . . . . . . . .         412,831         558,030

Tenant security deposits . . . . . . . . . . . . . . . . . . . .         167,648         120,537
                                                                     -----------     -----------
Commitments and contingencies (note 2)

          Total liabilities. . . . . . . . . . . . . . . . . . .         580,479         678,567

Partners' capital accounts (notes 1 and 2) . . . . . . . . . . .      24,836,390      49,369,945
                                                                     -----------     -----------


                                                                     $25,416,869      50,048,512
                                                                     ===========     ===========




















                             See accompanying notes to financial statements.

                                         ROYAL EXECUTIVE PARK II
                                         (A GENERAL PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                        1994            1993             1992
                                                     -----------     -----------     -----------
Income:
  Rental income. . . . . . . . . . . . . . . . .    $  6,517,638       6,129,400       5,081,175
  Interest income. . . . . . . . . . . . . . . .          11,318           1,213           2,252
                                                    ------------     -----------     -----------

                                                       6,528,956       6,130,613       5,083,427
                                                    ------------     -----------     -----------

Expenses:
  Depreciation . . . . . . . . . . . . . . . . .         897,428       1,825,448       1,813,286
  Property operating expenses. . . . . . . . . .       3,355,481       2,782,717       2,568,457
  Amortization of deferred expenses. . . . . . .         100,234         177,822         140,586
  Provision for value impairment (note 1). . . .      25,378,894           --              --
                                                    ------------     -----------     -----------

                                                      29,732,037       4,785,987       4,522,329
                                                    ------------     -----------     -----------

          Net earnings (loss). . . . . . . . . .    $(23,203,081)      1,344,626         561,098
                                                    ============     ===========     ===========














                             See accompanying notes to financial statements.

                                         ROYAL EXECUTIVE PARK II
                                         (A GENERAL PARTNERSHIP)

                                STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992





                                                        UNAFFILIATED
                                                           VENTURE          JMB-XI            TOTAL
                                                        -------------     -----------     -----------
Balance at December 31, 1991 . . . . . . . . . . . . .    $31,891,676      20,198,518      52,090,194

Capital contributions. . . . . . . . . . . . . . . . .      1,024,074           --          1,024,074
Cash distributions . . . . . . . . . . . . . . . . . .          --         (2,161,693)     (2,161,693)
Net earnings (loss) (note 2) . . . . . . . . . . . . .       (801,898)      1,362,996         561,098
                                                          -----------     -----------     -----------

Balance at December 31, 1992 . . . . . . . . . . . . .     32,113,852      19,399,821      51,513,673

Capital contributions. . . . . . . . . . . . . . . . .        209,967           --            209,967
Cash distributions . . . . . . . . . . . . . . . . . .          --         (3,698,321)     (3,698,321)
Net earnings (loss) (note 2) . . . . . . . . . . . . .     (1,003,638)      2,348,264       1,344,626
                                                          -----------     -----------     -----------

Balance at December 31, 1993 . . . . . . . . . . . . .     31,320,181      18,049,764      49,369,945

Capital contributions. . . . . . . . . . . . . . . . .        459,138           --            459,138
Cash distributions . . . . . . . . . . . . . . . . . .          --         (1,789,612)     (1,789,612)
Net earnings (loss) (note 2) . . . . . . . . . . . . .    (25,378,591)      2,175,510     (23,203,081)
                                                          -----------     -----------     -----------

Balance at December 31, 1994 . . . . . . . . . . . . .    $ 6,400,728      18,435,662      24,836,390
                                                          ============    ===========     ===========








                             See accompanying notes to financial statements.

                                         ROYAL EXECUTIVE PARK II
                                         (A GENERAL PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS

                              YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                         1994            1993            1992
                                                     -----------     -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . .    $(23,203,081)      1,344,626         561,098
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . .         897,428       1,825,448       1,813,286
    Amortization of deferred expenses. . . . . .         100,234         177,822         140,586
    Provision for value impairment . . . . . . .      25,378,894           --              --
  Changes in:
    Rents and other receivables. . . . . . . . .        (607,899)             72        (347,605)
    Prepaid expenses . . . . . . . . . . . . . .          (1,110)           (946)          2,732
    Accounts payable . . . . . . . . . . . . . .        (145,199)        430,787          10,914
    Tenant security deposits . . . . . . . . . .          47,111           1,817         118,720
                                                     -----------     -----------     -----------
        Net cash provided by
          operating activities . . . . . . . . .       2,466,378       3,779,626       2,299,731

Cash flows from investing activities:
  Net purchases of short-term
    investments. . . . . . . . . . . . . . . . .         (98,281)          --              --
  Additions to investment property . . . . . . .        (525,677)       (124,624)       (578,633)
  Payment of deferred expenses . . . . . . . . .        (231,425)        (31,960)       (427,461)
                                                     -----------     -----------     -----------
        Net cash used in
          investing activities . . . . . . . . .        (855,383)       (156,584)     (1,006,094)
                                                     -----------     -----------     -----------
                  ROYAL EXECUTIVE PARK II
                  (A GENERAL PARTNERSHIP)

             STATEMENTS OF CASH FLOWS - CONTINUED


                                                         1994            1993            1992
                                                     -----------     -----------     -----------
Cash flows from financing activities:
  Capital contributed to venture . . . . . . . .         459,138         209,966       1,024,074
  Distributions to partners. . . . . . . . . . .      (1,789,612)     (3,698,321)     (2,161,693)
                                                     -----------     -----------     -----------

        Net cash used in financing activities. .      (1,330,474)     (3,488,355)     (1,137,619)
                                                     -----------     -----------     -----------
        Net increase (decrease) increase
          in cash and cash equivalents . . . . .         280,521         134,687         156,018

        Cash and cash equivalents,
          at beginning of year . . . . . . . . .         448,443         313,756         157,738
                                                     -----------     -----------     -----------
        Cash and cash equivalents,
          at end of year . . . . . . . . . . . .     $   728,964         448,443         313,756
                                                     ===========     ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . .     $     --              --              --
                                                     ===========     ===========     ===========
  Non-cash investing and financing activity. . .     $     --              --              --
                                                     ===========     ===========     ===========


















                             See accompanying notes to financial statements.

                       ROYAL EXECUTIVE PARK II
                       (A GENERAL PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

            YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


(1)  BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, Royal Executive Park II venture ("Venture"), in which JMB Income Properties, Ltd.-XI ("JMB Income-XI") and an unaffiliated venture are the partners.

     The Venture's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Venture's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Venture. The net effect of these items for the years ended December 31, 1994 and 1993 is summarized as follows:

                                         ROYAL EXECUTIVE PARK II
                                         (A GENERAL PARTNERSHIP)

                                Notes to Financial Statements - Continued





                                                 1994                             1993
                                   -----------------------------   -----------------------------
                                     GAAP BASIS       TAX BASIS      GAAP BASIS        TAX BASIS
                                    ------------     -----------    ------------     -----------
Total assets . . . . . . . . . . .   $25,416,869      23,202,375      50,048,512      23,276,762

Partners' capital accounts . . . .    24,836,390      22,632,417      49,369,945      22,612,771

Net earnings (loss). . . . . . . .   (23,203,081)      1,350,121       1,344,626       1,454,733
                                     ===========     ===========      ==========      ==========


                       ROYAL EXECUTIVE PARK II
                       (A GENERAL PARTNERSHIP)

              Notes to Financial Statements - Continued


     Statement of Financial Accounting Standards No. 95 requires the Venture to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the Venture records amounts held in U.S. Government obligations at cost, which approximates market. For purposes of these statements, the Venture's policy is to consider all such amounts held with original maturities of three months or less ($692,065 at December 31, 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Depreciation on buildings and improvements has been provided over the estimated useful lives of the assets (5 to 30 years) using the straight-line method.

     Deferred expenses consist primarily of lease commissions which are amortized over the terms stipulated in the related leases using the straight-line method.

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

     In 1994, the Venture recorded a provision for value impairment of $25,378,894.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the Venture.


(2)  VENTURE AGREEMENT

      A description of the acquisition of the property is contained in Note 3(c) of the consolidated financial statements of JMB Income - XI. Such note is incorporated herein by reference.

(3)  MANAGEMENT AGREEMENT - OTHER THAN VENTURES

      Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership, who managed the property until December 1994. In December 1994, this affiliated property manager sold substantially all of its assets and assigned its interest in its Management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.

                       ROYAL EXECUTIVE PARK II
                       (A GENERAL PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


(4)  LEASES

     As Property Lessor

     At December 31, 1994, the Venture's principal asset is an office building complex. The Venture has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

               1995. . . . . . . . . . . . .    $ 5,654,415
               1996. . . . . . . . . . . . .      5,460,232
               1997. . . . . . . . . . . . .      5,455,040
               1998. . . . . . . . . . . . .      5,330,098
               1999. . . . . . . . . . . . .      4,804,742
               Thereafter. . . . . . . . . .      6,858,801
                                                -----------
                                                $33,563,328
                                                ===========


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Venture to the General Partners and their affiliates as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                         ROYAL EXECUTIVE PARK II
                                         (A GENERAL PARTNERSHIP)

                                NOTES TO FINANCIAL STATEMENTS - CONCLUDED

                                                                                      UNPAID AT
                                                                                     DECEMBER 31,
                                             1994           1993          1992          1994
                                           --------       --------      --------   --------------
Property management and
  leasing fees . . . . . . . . . . .        $14,268           --            --             --
                                            -------        -------       -------         -----
                                            $14,268           --            --             --
                                            =======        =======       =======         =====

     All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


                                                                                      SCHEDULE III
                                         ROYAL EXECUTIVE PARK II
                                         (A GENERAL PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994





                                  INITIAL COST TO                      GROSS AMOUNT AT WHICH CARRIED
                                  PARTNERSHIP (A)                         AT CLOSE OF PERIOD (B)
                              -----------------------     COSTS   -------------------------------------
                                          BUILDINGS    CAPITALIZED               BUILDINGS
                                            AND       SUBSEQUENT TO                 AND
                 ENCUMBRANCE     LAND    IMPROVEMENTSACQUISITION(C)      LAND   IMPROVEMENTS  TOTAL (D)
                 -----------   -------------------------------------  ---------------------- ----------

OFFICE BUILDINGS:
 Rye Brook,
  New York . . . $    --        5,568,277  50,554,899  (20,802,989)    2,569,125 32,751,062  35,320,187
                 ===========   ==========  ==========  ===========    ========== ==========  ==========


                                                                          SCHEDULE III - CONTINUED
                                         ROYAL EXECUTIVE PARK II
                                         (A GENERAL PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994


                                                                             LIFE ON WHICH
                                                                             DEPRECIATION
                                                                              IN LATEST
                                                                             STATEMENT OF       1994
                                 ACCUMULATED           DATE OF     DATE       OPERATIONS    REAL ESTATE
                                DEPRECIATION(E)     CONSTRUCTION ACQUIRED    IS COMPUTED       TAXES
                               ----------------     ---------------------- ---------------  -----------
OFFICE BUILDINGS:
 Rye Brook,
   New York. . . . . . . . .        $13,044,923         1986       2/12/87      5-30 years      878,225
                                    ===========                                                 =======

--------------

Notes:
     (A)  The initial cost to the Venture represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1994 for Federal income tax purposes was approximately $33,501,523.

     (C)  In 1994, the venture recorded a provision for value impairment totalling $25,378,894, see Note 1.

                                                                          SCHEDULE III - CONTINUED
                                         ROYAL EXECUTIVE PARK II
                                         (A GENERAL PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION

                                            DECEMBER 31, 1994

(D)   Reconciliation of real estate owned:

                                                          1994            1993             1992
                                                      ------------    ------------    ------------
      Balance at beginning of period . . . . . . .     $59,642,842      59,518,218      58,939,584
      Additions during period. . . . . . . . . . .         525,677         124,624         578,634
      Provision for value impairment (C) . . . . .     (24,848,332)          --              --
                                                       -----------     -----------     -----------

      Balance at end of period . . . . . . . . . .     $35,320,187      59,642,842      59,518,218
                                                       ===========     ===========     ===========

(E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . .     $12,147,495      10,322,047       8,508,761
      Depreciation expense . . . . . . . . . . . .         897,428       1,825,448       1,813,286
                                                       -----------     -----------     -----------

      Balance at end of period . . . . . . . . . .     $13,044,923      12,147,495      10,322,047
                                                       ===========     ===========     ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1993 and 1994.



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

     The names, positions held and length of service therein of each director and executive officer and certain officers of the Managing General Partner of the Partnership are as follows:

                                                      SERVED IN
NAME                     OFFICE                       OFFICE SINCE
----                     ------                       ------------

Judd D. Malkin           Chairman                     5/03/71
                         Director                     5/03/71
Neil G. Bluhm            President                    5/03/71
                         Director                     5/03/71
Burton E. Glazov         Director                     7/01/71
Stuart C. Nathan         Executive Vice President     5/08/79
                         Director                     3/14/73
A. Lee Sacks             Director                     5/09/88
John G. Schreiber        Director                     3/14/73
H. Rigel Barber          Executive Vice President     1/02/87
                         Chief Executive Officer      8/01/93
Glenn E. Emig            Executive Vice President     1/01/93
                         Chief Operating Officer      1/01/95
Jeffrey R. Rosenthal     Managing Director-Corporate  4/22/91
                         Chief Financial Officer      8/01/93
Douglas H. Cameron       Executive Vice President     1/01/95
Gary Nickele             Executive Vice President     1/01/92
                         General Counsel              2/27/84
Ira J. Schulman          Executive Vice President     6/01/88
Gailen J. Hull           Senior Vice President        6/01/88
Howard Kogen             Senior Vice President        1/02/86
                         Treasurer                    1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1995. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

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

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 56) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 53) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 61) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 48) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 45) has been associated with JMB since March, 1982. He holds a J.D. degree from Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 47) has been associated with JMB since December, 1979. Prior to becoming Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Jeffrey R. Rosenthal (age 43) has been associated with JMB since December, 1987. He is a Certified Public Accountant.

     Douglas H. Cameron (age 45) is Executive Vice President of JMB. Mr. Cameron has been associated with JMB since April, 1977. Prior to becoming Executive Vice President of JMB in 1995, Mr. Cameron was Managing Director of Capital Markets -- Property Sales from June 1990. He holds a Masters Degree in Business Administration from the University of Southern California.

     Gary Nickele (age 42) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) has been associated with JMB since February, 1983. He holds a Masters degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses as described under the caption "Compensation and Fees" at pages 8-12, "Cash Distributions" at pages 56-58, "Allocation of Profits or Losses for Tax Purposes" at page 58 and "Cash Distributions; Allocations of Profits and Losses" at pages A-8 to A-12 of the Partnership Agreement included as an exhibit to the Prospectus, which descriptions are hereby incorporated herein by reference to Exhibit 3-A to Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-15966) dated March 19, 1993. Reference is also made to Notes 5 and 7 for a description of such transactions, distributions and allocations. In 1994, 1993 and 1992, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership for 1994 for the Riverside Square Mall in Hackensack, New Jersey at a fee not to exceed 4% of the fixed and percentage rent of property, plus leasing commissions and the Bank of Delaware Office Building in Wilmington, Delaware at fees calculated at 3% of the gross revenues of the property plus leasing commissions. In 1994, such affiliates earned property management and leasing fees amounting to $608,703, of which $300,000 was unpaid as of December 31, 1994. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1994 aggre-gating $45,765 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership and its venture. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership may be reimbursed for their direct salaries and expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1994, an affiliate of the General Partners earned reimbursement for such expenses in the amount of $144,232, of which $41,116 was unpaid at December 31, 1994.

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

     (b)  The Managing General Partner and its officers and directors own the following Interests of the
Partnership:

                       NAME OF                           AMOUNT AND NATURE
                       BENEFICIAL                        OF BENEFICIAL                     PERCENT
TITLE OF CLASS         OWNER                             OWNERSHIP                         OF CLASS
--------------         ----------                        -----------------                 --------
Limited Partnership    JMB Realty Corporation            5 Interests (1)                   Less than 1%
Interests                                                indirectly

Limited Partnership    Managing General                  5 Interests (1)                   Less than 1%
Interests              Partner and its                   indirectly
                       officers and
                       directors as a
                       group

--------------

     (1)  Includes 5 Interests owned by the initial limited partner of the Partnership for which JMB Realty
Corporation, the indirect majority shareholder of the initial limited partner, is deemed to have the voting and investment power.


     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the General
Partners, the executive officers and directors of the Managing General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC").  Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file.  Timely filing of an initial report of ownership on Form 3 or Form 5 was not made on behalf of Glenn Emig.

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

                  4-A. Mortgage loan agreement, Mortgage and Security Agreement, Secured Promissory Note B, Secured Promissory Note A and Assignment of Leases and Rents between the Partnership and Principal Mutual Life Insurance Company dated August 30, 1994 are hereby incorporated herein by reference to the Partnership's Report on Form 10-K for December 31, 1994 (File No. 0-15966) dated March 27, 1995.

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

                  4-D. Mortgage loan agreement, Amended and Restated
Deed of Trust, Security Agreement with assignment of Rents and Fixture Filing and Real Estate tax escrow and Security Agreement between San Jose and Connecticut General Life Insurance Co. dated November 30, 1994 is filed herewith.

                  10-A.Acquisition documents relating to the purchase by the Partnership of Riverside Square in Hackensack, New Jersey are hereby incorporated by reference to the Partnership's prospectus on Form S-11 (File No. 2-90503) dated July 11, 1984.

                  10-B.Acquisition documents relating to the purchase by the Partnership of the Bank of Delaware Office Building in Wilmington, Delaware are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated December 27, 1984.

                  10-C.Acquisition documents including the venture agreement relating to the purchase by the Partnership of Park Center Plaza in San Jose, California are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated June 20, 1985.

                  10-D.Sale documents and exhibits thereto relating to the Partnership's sale of the Genesee Valley Shopping Center in Flint, Michigan are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated June 29, 1990.

                  10-E.Deed in Lieu of Foreclosure Agreement and
Memorandum of Mutual Releases dated November 15, 1994 between Three Hundred Delaware Avenue Associates, L.P. and EML Associates are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated November 15, 1994.

                  21.  List of Subsidiaries

                  24.  Powers of Attorney

                  27.  Financial Data Schedule

                  --------------

                  Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commissions upon request.

        (b) The following report on Form 8-K has been filed for the quarter covered by this report.

             (i) The Partnership report on Form 8-K (File No.0-15966) describing the deed in lieu of foreclosure agreement for the Bank of Delaware.

     No annual report or proxy material for the year 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - XI

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and Director
                Date:   March 27, 1995

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 27, 1995

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 27, 1995

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 27, 1995

                        JEFFREY R. ROSENTHAL*
                By:     Jeffrey R. Rosenthal, Chief Financial Officer
                        Principal Financial Officer
                Date:   March 27, 1995


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 27, 1995

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 27, 1995

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 27, 1995


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 27, 1995

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

4-D.       Mortgage loan agreement
           related to Park Center Plaza                No

10-A.      Acquisition documents
           related to Riverside Square                Yes

10-B.      Acquisition documents
           related to Bank of Delaware                Yes

10-C.      Acquisition documents
           related to Park Center Plaza               Yes

10-D.      Sale documents related
           to Genesee Valley                          Yes

10-E.      Disposition documents related
           to Bank of Delaware                        Yes

21.        List of Subsidiaries                        No

24.        Powers of Attorney                          No

27.        Financial Data Schedule                     No