Form 10-Q
period 1995-03-31
JMB INCOME PROPERTIES LTD XI
filed 1995-05-15
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995     Commission file number 0-15966




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

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . .    17




PART II    OTHER INFORMATION


Item 5.    Other Information . . . . . . . . . . . . . . .    22

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    23

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS

                                  MARCH 31, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)

                                                 ASSETS
                                                 ------
                                                                          MARCH 31,     DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .    $    766,294      7,200,333
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .      11,210,561      7,530,660
  Rents and other receivables. . . . . . . . . . . . . . . . . . . .       1,839,733      1,984,395
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .          31,464         79,621
  Escrow deposits (note 2(c)). . . . . . . . . . . . . . . . . . . .       9,554,990     11,508,793
                                                                        ------------   ------------

        Total current assets . . . . . . . . . . . . . . . . . . . .      23,403,042     28,303,802
                                                                        ------------   ------------

Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,796,561      3,796,561
  Building and improvements. . . . . . . . . . . . . . . . . . . . .      64,207,950     61,610,179
                                                                        ------------   ------------

                                                                          68,004,511     65,406,740
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .      13,336,500     12,951,168
                                                                        ------------   ------------

        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . .      54,668,011     52,455,572
Investment in unconsolidated ventures,
  at equity (notes 1, 3 and 5) . . . . . . . . . . . . . . . . . . .      25,457,868     24,512,608
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         919,611        929,683
                                                                        ------------   ------------

                                                                        $104,448,532    106,201,665
                                                                        ============   ============

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                       BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                          MARCH 31,     DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . .    $      --           415,003
  Current portion of long-term debt. . . . . . . . . . . . . . . . .         464,768        455,199
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         841,031        485,464
  Construction costs payable . . . . . . . . . . . . . . . . . . . .       1,789,484      3,431,926
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .         248,981        249,748
                                                                        ------------   ------------

        Total current liabilities. . . . . . . . . . . . . . . . . .       3,344,264      5,037,340
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .          80,382         79,882
Long-term debt, less current portion . . . . . . . . . . . . . . . .      35,316,955     35,436,797
                                                                        ------------   ------------
Commitments and contingencies (notes 1, 2, 3 and 4)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . .      38,741,601     40,554,019
Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .       5,293,543      5,270,362
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .      (6,631,429)    (6,631,429)
                                                                        ------------   ------------
                                                                          (1,336,886)    (1,360,067)
                                                                        ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs . . . . . . . . . .     156,493,238    156,493,238
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .      26,197,133     25,640,796
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (115,646,554)  (115,126,321)
                                                                        ------------   ------------
                                                                          67,043,817     67,007,713
                                                                        ------------   ------------
        Total partners' capital accounts (deficits). . . . . . . . .      65,706,931     65,647,646
                                                                        ------------   ------------
                                                                        $104,448,532    106,201,665
                                                                        ============   ============


                             See accompanying notes to financial statements.

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               (UNAUDITED)
                                                                              1995           1994
                                                                          ------------   -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,861,686     3,183,733
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .       315,530       204,593
                                                                           -----------    ----------
                                                                             3,177,216     3,388,326
                                                                           -----------    ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .       747,714       593,437
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       385,332       451,713
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . .     2,233,746     2,652,495
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . .        86,408       158,043
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . .        17,350        14,954
  General and administrative . . . . . . . . . . . . . . . . . . . . . .        72,408        99,928
                                                                           -----------    ----------
                                                                             3,542,958     3,970,570
                                                                           -----------    ----------
        Operating loss . . . . . . . . . . . . . . . . . . . . . . . . .      (365,742)     (582,244)

Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . . . . . . . . . . . . . . . .       945,260       666,888
                                                                           -----------    ----------
        Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . .   $   579,518        84,644
                                                                           ===========    ==========

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF OPERATIONS - CONTINUED



                                                                              1995           1994
                                                                          ------------   -----------

        Net earnings per limited
          partnership interest (note 1). . . . . . . . . . . . . . . . .   $      3.21           .47
                                                                           ===========    ==========

        Cash distributions per limited
          partnership interest . . . . . . . . . . . . . . . . . . . . .   $      3.00          3.00
                                                                           ===========    ==========







                             See accompanying notes to financial statements.

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS

                               THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . .   $   579,518        84,644
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       385,332       451,713
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .        17,350        14,954
    Amortization of discounts on long-term debt. . . . . . . . . . . . .         --           33,419
    Partnership's share of operations of unconsolidated ventures,
      net of distributions . . . . . . . . . . . . . . . . . . . . . . .      (945,260)       57,603
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . .       144,662         3,500
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        48,157       170,409
    Escrow deposits (note 2(c)). . . . . . . . . . . . . . . . . . . . .     1,953,803         --
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       355,567        75,757
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .          (767)      245,198
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .           500         --
                                                                          ------------   -----------

        Net cash provided by operating activities. . . . . . . . . . . .     2,538,862     1,137,197
                                                                          ------------   -----------

Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . . . . . . . . . . .    (3,679,901)    5,966,147
  Additions to investment properties,
    including related construction payables. . . . . . . . . . . . . . .    (4,240,213)   (6,464,644)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . .        (7,278)      (12,622)
                                                                          ------------   -----------

        Net cash used in investing activities. . . . . . . . . . . . . .    (7,927,392)     (511,119)
                                                                          ------------   -----------
                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF CASH FLOWS - CONTINUED



                                                                              1995           1994
                                                                          ------------   -----------

Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (415,003)        --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .      (110,273)     (114,015)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .      (520,233)     (520,233)
                                                                          ------------   -----------

        Net cash used in financing activities. . . . . . . . . . . . . .    (1,045,509)     (634,248)
                                                                          ------------   -----------

        Net decrease in cash and cash equivalents. . . . . . . . . . . .    (6,434,039)       (8,170)

        Cash and cash equivalents, beginning of period . . . . . . . . .     7,200,333       267,127
                                                                          ------------   -----------

        Cash and cash equivalents, end of period . . . . . . . . . . . .  $    766,294       258,957
                                                                          ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $    748,482       348,239
                                                                          ============   ===========

  Non-cash investing and financing activities  . . . . . . . . . . . . .  $      --            --
                                                                          ============   ===========





                             See accompanying notes to financial statements.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 1995 AND 1994

                             (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


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
                            1995                    1994
                 -----------------------  -------------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------  ---------  ----------   ---------
Net earnings
 (loss). . . . . .   $579,518    357,227      84,644     (97,540)
Net earnings
 (loss)
 per limited
 partnership
 interest. . . . .   $   3.21       2.06         .47        (.54)
                     ========    =======  ==========   =========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (173,411). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronounce-ment. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


to consider all such amounts held with original maturities of three months or less ($719,382 and $7,200,333 at March 31, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     In response to the uncertainties relating to the San Jose joint venture's ability to recover the net carrying value of certain buildings within the Park Center Plaza investment property through future operations or sale, San Jose, recorded a provision for value impairment at September 30, 1994 on the 100-130 Park Center Plaza buildings and certain parking areas, and the 170 Almaden building of $944,335, in the aggregate, to reduce the net carrying values to the then outstanding balances of related non-recourse debt. These provisions are in addition to similar provisions for other portions of the complex taken in earlier years and previously reported. Reference is made to note 3(b) for further discussion of the current status of this investment property.

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

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value less costs to sell.

     The amount of any impairment loss recognized by the Partnership under its current accounting policy has been limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not currently assessed the full impact of adopting SFAS 121, the amount of any such required impairment loss could be materially higher than the amounts that have been recorded in the past or may be recorded in 1995 under the Partnership's current impairment policy. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the investors rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center. In November 1994, the lender realized upon its security interest and took title to the Bank of Delaware building via a deed in lieu of foreclosure (note 2(b)). All of the remaining properties were in operation at March 31, 1995.

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

      In December 1993, a major tenant, E.I. duPont de Nemours ("duPont"), which comprised approximately 27% of the building, vacated their space upon expiration of their lease. The property had been operating at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimated the costs associated with re-leasing any vacant space during the next few years, including those costs to remove the remaining asbestos in tenant space, would have been substantial. As a result, the Partnership had commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective January 1994, the Partnership had suspended payment of debt service to the lender. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos had been abated or encapsulated in approximately 62% of the building's space. The Partnership did not believe that any remaining asbestos in the building presented a hazard and did not believe that such asbestos would have been required to be removed. The Partnership estimated that the cost of asbestos abatement in a portion of the building that could be incurred under certain circumstances in the future would have been approximately $800,000. However, the Partnership did not believe that it would have likely been required to incur (or to indemnify the mortgage lender against) any such cost, although there was no assurance that the Partnership would not have

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


been required to pay such cost or provide such indemnification. In November 1994, due to the Partnership's default in payment of debt service, the mortgage lender concluded proceedings to realize upon its mortgage security interest represented by the land, building, and related improvements of the property via a deed in lieu of foreclosure. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting purposes of $447,650 and a loss for federal income tax purposes of $4,756,937 with no corresponding distributable proceeds. In conjunction with the transfer of title, the Partnership paid the mortgage lender a sum of approximately $681,000 which included the net cash flow of the property since the suspension of debt service and an indemnification release fee for which the mortgage lender released the Partnership from all liabilities respecting the property, including those related to asbestos.

     (c)  Riverside Square Mall

     During the third quarter of 1994, the Partnership finalized a refinancing of the first mortgage loan with a new loan in the amount of $36,000,000 which resulted in net proceeds of approximately $22,300,000.
Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and will be released, including interest, to fund certain costs of the renovation and restoration as discussed below. Approximately $2,141,000 has been released as of March 31, 1995 and approximately $406,000 has been released subsequent to March 31, 1995. The remaining $11,100,000 represented the replenishment of the Partnership's working capital for amounts paid or to be paid to Saks and Bloomingdales for tenant allowances as discussed below. In connection with the negotiations relating to the refinancing, the Partnership had escrowed approximately $801,000 to serve as collateral to secure a letter of credit.

Such letter of credit was released and the funds were refunded to the Partnership in September 1994 in connection with the loan funding. Additionally, the Partnership recorded, in 1994, an extraordinary loss on refinancing of $2,206,791 representing the write-off of unamortized discount on the original mortgage loan of $1,557,628 and a $649,163 prepayment penalty.

     The Partnership has substantially completed its renovation of Riverside Square Mall and is continuing to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns their own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their upcoming store renovation. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete the renovation of the mall, with an additional estimated cost of approximately $12,000,000. The Partnership continues to consider expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. This restoration should be completed by the end of 1995.

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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. However, San Jose will continue to hold discussions with the Agency and continue to investigate its options with regard to the Agency's offer, including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would recognize a gain for financial reporting and Federal income tax purposes. It is uncertain at this time whether a transfer at the garage to the Agency will occur or upon what terms.

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

     San Jose, during the fourth quarter of 1994, finalized a loan modification and extension to November 30, 2001 with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. The refinancing resulted in a partial paydown of the outstanding principal balance in the amount of $2.5 million of which the Partnership's share was $1.25 million.

     The property was managed by an affiliate of the General Partners of the Partnership for a fee calculated as 3% of gross receipts until December 1994 when the affiliated property manager sold substantially all of its assets and assigned its interests in its management contracts to an unaffiliated third party who continues to manage under the same terms. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.

     (c)  Royal Executive

     Commencing January 1, 1989 and until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions is subject to the actual operations of the property. The Partnership is entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available operating cash flow. The cumulative deficiency in the preferred annual return was approximately $5,300,000 and $4,700,000 at March 31, 1995 and December 31, 1994,
respectively. The Royal Executive venture agreement further provides that distributions of net sale or financing proceeds shall be allocated first to the Partnership to the extent of the cumulative deficiency in the preferred annual return plus its initial capital investment in the venture.

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

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,893. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to its then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed above.

      Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership, who managed the property until December 1994 for a fee computed as 2% of rental revenue. In December 1994, this affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party who continues to manage under the same terms. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.


(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995 and for the three months ended March 31, 1995 and 1994 are as follows:

                                                        Unpaid at
                                                        March 31,
                                  1995        1994        1995
                                --------     ------   -------------
Property management
 and leasing fees. . . . . .     $62,254     65,989        1,540
Insurance commissions. . . .          54       --           --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . .       2,060        119         --
                                 -------     ------        -----

                                 $64,368     66,108        1,540
                                 =======     ======        =====

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's
investment properties.   The amount of such salaries and direct expenses
aggregated $11,482 and $138,231 for the three months ended March 31, 1995 and the twelve months ended December 31, 1994, respectively, all of which has been paid as of March 31, 1995.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,381,000 as of March 31, 1995. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. In addition, an affiliate of the General Partner deferred $300,000 in 1994 of leasing fees at Riverside Square Mall pursuant to the management agreement. As of March 31, 1995, $67,000 has been paid. This amount or amounts currently payable do not bear interest and may be paid in future periods.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


(5)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the JMB/San Jose Associates and Royal Executive Park II for the three months ended March 31, 1995 and 1994 is as follows:

                                            1995           1994
                                        ----------      ----------
 Total income. . . . . . . . .          $4,000,369       3,737,673
                                        ==========      ==========
 Operating income. . . . . . .          $1,219,041         608,361
                                        ==========      ==========
 Net earnings to the
   Partnership . . . . . . . .          $  945,260         666,888
                                        ==========      ==========


(6)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At March 31, 1995, the Partnership had cash and cash equivalents of approximately $766,000. Such funds and short-term investments of approximately $11,211,000 may be utilized for distributions to partners and for working capital requirements including operating deficits, re-leasing costs of vacant space and certain capital improvements currently being incurred at the Riverside Square Mall. Additionally, funds may be utilized for the Partnership's share of re-leasing costs and capital improvements at certain portions of the Park Center Financial Plaza. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $2,110,000 for tenant improvements and other capital expenditures excluding amounts budgeted for the renovation at Riverside Square Mall as discussed below. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures for 1995 is currently budgeted to be approximately $2,716,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement as discussed in Note 4. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale and/or refinancing of such investments. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its ventures' mortgage obligations are all non-recourse. The Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. However, San Jose will continue to hold discussions with the agency and continue to investigate its options with regard to the Agency's offer including the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Should the Agency proceed to purchase the property, San Jose would recognize a gain for financial reporting and Federal income tax purposes. It is uncertain at this time whether a transfer of the garage to the Agency will occur or upon what terms.

     San Jose, during the fourth quarter of 1994, finalized a loan modification and extension to November 30, 2001 with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. The refinancing resulted in a partial paydown of the outstanding principal balance in the amount of $2.5 million of which the Partnership's share was $1.25 million.
(Reference is made to Note 3 (b)).

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

     Riverside Square Mall has been experiencing decreasing sales levels as well as increasing competition for new tenants since a competing regional retail center expanded its operations in 1990. In an effort to improve the property's competitive position, the Partnership has substantially completed its renovation and is continuing to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns their own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for their recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward their upcoming store renovation (which payment is expected to occur in 1995). In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete the renovation of the mall, with an additional estimated cost of approximately $12,000,000 which has been substantially completed as of March 31, 1995. The Partnership continues to consider expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. This restoration should be completed by the end of 1995. During the third quarter of 1994, the Partnership finalized a refinancing of the existing mortgage loan with a new loan in the amount of $36,000,000. The new loan has an initial interest rate of 8.35% per annum, requires monthly principal and interest payments of $286,252 beginning September 1, 1994, and matures December 1, 2006, when the unpaid principal and interest balance is due. The refinancing resulted in net proceeds of approximately $22,300,000 (after retirement of the previous mortgage loan with an outstanding balance of approximately $13,000,000, and payment of a prepayment penalty of approximately $650,000 as discussed in Note 2(c)). Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and will be released (approximately $2,141,000 released as of March 31, 1995), including interest earned, to fund certain costs of the renovation and restoration as discussed above. The remaining $11,100,000 represents the replenishment of the Partnership's working capital for amounts paid or to be paid to Saks and Bloomingdales for tenant allowances as discussed above. In connection with the negotiations relating to the refinancing, the Partnership had escrowed approximately $801,000 to serve as collateral to secure a letter of credit. Such letter of credit was released and the funds were refunded to the Partnership in September 1994 in connection with the loan funding.

     The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall was in need of a renovation has extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to a Chapter 11 bankruptcy petition. The Partnership bought the rights to the Conran's lease for $475,000 through the bankruptcy auction and is in control of the space. The Partnership continues to review its possible alternatives with respect to replacement tenants for the Conran's lease which was originally scheduled to expire in January 2000.

     In November 1994, due to the Partnership's default in payment of debt service, the mortgage lender concluded proceedings to realize upon its mortgage security interest represented by the land, building, and related improvements of the Bank of Delaware investment property via a deed in lieu of foreclosure. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting purposes of $447,650 and a loss for Federal income tax purposes of $4,756,937 with no corresponding distributable proceeds. In December 1993, a major tenant, E.I. duPont de Nemours ("duPont"), which comprised approximately 27% of the building, vacated their space upon expiration of their lease. The property had been operating at a cash deficit due to the significant costs incurred in connection with the re-leasing of vacant space and certain capital improvements. Due to the competitive nature of this marketplace, the Partnership estimated the costs associated with re-leasing any vacant space during the next few years, including those costs to remove the remaining asbestos in tenant space, would have been substantial. The Partnership had commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective January 1994, the Partnership had suspended payment of debt service to the lender. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos had been abated or encapsulated in approximately 62% of the building's space. The Partnership did not believe that any remaining asbestos in the building presented a hazard and did not believe that such asbestos was required to be removed. The Partnership estimated that the cost of asbestos abatement in a portion of the building that could be incurred under certain circumstances in the future would have been approximately $800,000. However, the Partnership did not believe that it would have likely been required to incur (or to indemnify the mortgage lender against) any such cost, although there is no assurance that the Partnership would not have been required to pay such cost or provide such indemnification. In conjunction with the transfer of title, the Partnership paid the mortgage lender a sum of approximately $681,000 which included the net cash flow of the property since the suspension of debt service and an indemnification release fee for which the mortgage lender released the Partnership from all liabilities respecting the property, including those related to asbestos.

     The Royal Executive Park II property produced sufficient cash flow to fund the Partnership's preferred level of return for 1994 and in addition, recovered a portion of the cumulative shortfall in this return since 1989. In early 1994, JWP (a tenant who had leased 78,000 square feet) filed for protection pursuant to a Chapter 11 bankruptcy petition and formally rejected its lease and vacated the remainder of its space in January 1995. However, all of this space has been re-leased to JWP's subtenants who have become direct tenants. As a result, the Partnership expects to receive its preferred level of return for 1995 in addition to a partial recovery of its cumulative shortfall in this return since 1989. Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership, who managed the property until December 1994 for a fee computed as 2% of rental revenue.
In December 1994, the affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party who continues to manage under the same terms. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited.

     As we have reported previously, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the increase in short-term investments is primarily due to approximately $7,200,000 of the Partnership's U.S. Government obligations being classified as cash and cash equivalents at December 31, 1994, whereas approximately $719,000 of such U.S. Government obligations were classified as cash equivalents at March 31, 1995. The aggregate decrease in cash and cash equivalents and short-term investments is primarily due to funds utilized for renovation work as described above at Riverside Square Mall. Reference is made to Note 1.

     The decrease in prepaid expenses as of March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of insurance premiums at Riverside Square Mall.

     The decrease in escrow deposits as of March 31, 1995 as compared to December 31, 1994 is primarily due to approximately $2,141,000 of previously escrowed deposits utilized in 1995 to fund renovation costs at Riverside Square Mall, partially offset by interest earned on escrowed funds at Riverside Square Mall. Reference is made to Note 2(c).

     The increase in building and improvements as of March 31, 1995 as compared to December 31, 1994 is primarily due to renovation work of $2,500,000 incurred in 1995 at Riverside Square Mall as discussed above.

     The decrease in bank overdrafts as of March 31, 1995 as compared to December 31, 1994 is due to the repayment of such overdrafts subsequent to year-end.

     The increase in accounts payable as of March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of approximately $360,000 of certain expenses at Riverside Square Mall.

     The decrease in construction costs payable as of March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of payments of renovation costs at Riverside Square Mall, as discussed above.

     The decrease in rental income, property operating expenses and depreciation for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the lender taking title to the Bank of Delaware building via a deed in lieu of foreclosure in November 1994. See Note 2(b).

     The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to investments in U.S. Government obligations earning a higher effective yield in 1995, and due to interest earned of approximately $163,000 on escrowed funds and the net loan proceeds related to the refinancing at Riverside Square Mall received September 1, 1994 as more fully discussed in
Note 2(c).

     The increase in mortgage and other interest for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to the third quarter 1994 refinancing of the debt at Riverside Square Mall. Reference is made to Note 2(c).

     The Partnership's share of operations of unconsolidated ventures increased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 primarily due to an increase in rental income at the Royal Executive investment property due to higher occupancy levels and a decrease of real estate tax expenses (partially recoverable from tenants) at the San Jose investment properties.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----

1. Park Center Financial Plaza
    San Jose, California . . . .   83%       83%        83%      84%     74%

2. Riverside Square Mall
    Hackensack, New Jersey . . .   86%       76%        73%      81%     81%

3. Bank of Delaware Building
    Wilmington, Delaware . . . .   61%       61%        61%      N/A     N/A

4. Royal Executive Park II
    Rye Brook, New York. . . . .   92%       93%        89%      97%     97%


     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.  Reference is made to Note 2(b) for a description of the disposition of this investment property.

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

                4-D.   Mortgage loan agreement, Amended and Restated
Deed of Trust, Security Agreement with assignment of Rents and Fixture Filing and Real Estate tax escrow and Security Agreement between San Jose and Connecticut General Life Insurance Co. dated November 30, 1994 are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated November 15, 1994.

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

                10-D.  Deed in Lieu of Foreclosure Agreement and
Memorandum of Mutual Releases dated November 15, 1994 between Three Hundred Delaware Avenue Associates, L.P. and EML Associates are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated November 15, 1994.

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


               JMB INCOME PROPERTIES, LTD. - XI

               BY:  JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  May 11, 1995