Form 10-Q
period 1995-06-30
JMB INCOME PROPERTIES LTD XI
filed 1995-08-14
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995     Commission file number 0-15966




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

                                             BALANCE SHEETS

                                   JUNE 30, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)

                                                 ASSETS
                                                 ------
                                                                          JUNE 30,      DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .    $    262,500      7,200,333
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .      11,557,916      7,530,660
  Rents and other receivables. . . . . . . . . . . . . . . . . . . .       1,821,713      1,984,395
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .           --            79,621
  Escrow deposits (note 2(c)). . . . . . . . . . . . . . . . . . . .       8,762,423     11,508,793
                                                                        ------------   ------------

        Total current assets . . . . . . . . . . . . . . . . . . . .      22,404,552     28,303,802
                                                                        ------------   ------------

Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,796,561      3,796,561
  Building and improvements. . . . . . . . . . . . . . . . . . . . .      65,515,968     61,610,179
                                                                        ------------   ------------

                                                                          69,312,529     65,406,740
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .      13,723,591     12,951,168
                                                                        ------------   ------------

        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . .      55,588,938     52,455,572
Investment in unconsolidated ventures,
  at equity (notes 1, 3 and 5) . . . . . . . . . . . . . . . . . . .      24,823,538     24,512,608
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         897,636        929,683
                                                                        ------------   ------------

                                                                        $103,714,664    106,201,665
                                                                        ============   ============

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                       BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                          JUNE 30,      DECEMBER 31,
                                                                            1995           1994
                                                                        ------------    -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . .    $      --           415,003
  Current portion of long-term debt. . . . . . . . . . . . . . . . .         474,538        455,199
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         452,169        485,464
  Construction costs payable . . . . . . . . . . . . . . . . . . . .       1,231,728      3,431,926
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .         248,198        249,748
                                                                        ------------   ------------

        Total current liabilities. . . . . . . . . . . . . . . . . .       2,406,633      5,037,340
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .          81,171         79,882
Long-term debt, less current portion . . . . . . . . . . . . . . . .      35,194,593     35,436,797
                                                                        ------------   ------------
Commitments and contingencies (notes 1, 2, 3 and 4)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . .      37,682,397     40,554,019

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .       5,327,365      5,270,362
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .      (6,631,429)    (6,631,429)
                                                                        ------------   ------------
                                                                          (1,303,064)    (1,360,067)
                                                                        ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs . . . . . . . . . .     156,493,238    156,493,238
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .      27,008,880     25,640,796
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (116,166,787)  (115,126,321)
                                                                        ------------   ------------
                                                                          67,335,331     67,007,713
                                                                        ------------   ------------
        Total partners' capital accounts (deficits). . . . . . . . .      66,032,267     65,647,646
                                                                        ------------   ------------
                                                                        $103,714,664    106,201,665
                                                                        ============   ============

                             See accompanying notes to financial statements.

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                            THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               (UNAUDITED)

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                 -----------   ----------   -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . . .   $ 3,065,266    3,351,386     5,926,952    6,535,119
  Interest income. . . . . . . . . . . . . . .       334,663      158,189       650,193      362,782
                                                 -----------   ----------   -----------   ----------
                                                   3,399,929    3,509,575     6,577,145    6,897,901
                                                 -----------   ----------   -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . . . .       745,380      591,585     1,493,094    1,185,022
  Depreciation . . . . . . . . . . . . . . . .       387,091      456,180       772,423      907,893
  Property operating expenses. . . . . . . . .     1,788,883    1,938,444     4,022,629    4,590,939
  Professional services. . . . . . . . . . . .       102,810       97,616       189,218      255,659
  Amortization of deferred expenses. . . . . .        24,989       15,012        42,339       29,966
  General and administrative . . . . . . . . .       120,877       67,668       193,285      167,596
                                                 -----------   ----------   -----------   ----------
                                                   3,170,030    3,166,505     6,712,988    7,137,075
                                                 -----------   ----------   -----------   ----------
        Operating earnings (loss). . . . . . .       229,899      343,070      (135,843)    (239,174)

Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . . .       615,670      624,809     1,560,930    1,291,697
                                                 -----------   ----------   -----------   ----------
        Net earnings . . . . . . . . . . . . .   $   845,569      967,879     1,425,087    1,052,523
                                                 ===========   ==========   ===========   ==========

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF OPERATIONS - CONTINUED



                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30                     JUNE 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                 -----------   ----------   -----------   ----------

        Net earnings per limited
          partnership interest
          (note 1) . . . . . . . . . . . . . .   $      4.68         5.36          7.89         5.83
                                                 ===========   ==========   ===========   ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . .   $      3.00         3.00          6.00         6.00
                                                 ===========   ==========   ===========   ==========


























                             See accompanying notes to financial statements.

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS

                                 SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,425,087     1,052,523
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       772,423       907,893
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .        42,339        29,966
    Amortization of discounts on long-term debt. . . . . . . . . . . . .         --           67,125
    Partnership's share of operations of unconsolidated ventures,
      net of distributions . . . . . . . . . . . . . . . . . . . . . . .      (310,930)      136,756
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . .       162,682       (63,542)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .        79,621       317,552
    Escrow deposits (note 2(c)). . . . . . . . . . . . . . . . . . . . .     2,746,370      (800,865)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (33,295)       46,752
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .        (1,550)      490,986
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .         1,289        (5,000)
                                                                          ------------   -----------

        Net cash provided by operating activities. . . . . . . . . . . .     4,884,036     2,180,146
                                                                          ------------   -----------

Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . . . . . . . . . . .    (4,027,256)    7,245,242
  Additions to investment properties,
    including related construction payables. . . . . . . . . . . . . . .    (6,105,987)   (7,859,322)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . .       (10,292)     (242,969)
                                                                          ------------   -----------

        Net cash used in investing activities. . . . . . . . . . . . . .   (10,143,535)     (857,049)
                                                                          ------------   -----------
                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF CASH FLOWS - CONTINUED



                                                                              1995           1994
                                                                          ------------   -----------

Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (415,003)        --
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .      (222,865)     (230,759)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .    (1,040,466)   (1,040,466)
                                                                          ------------   -----------

        Net cash used in financing activities. . . . . . . . . . . . . .    (1,678,334)   (1,271,225)
                                                                          ------------   -----------

        Net increase (decrease) in cash and
          cash equivalents . . . . . . . . . . . . . . . . . . . . . . .    (6,937,833)       51,872

        Cash and cash equivalents, beginning of year . . . . . . . . . .     7,200,333       267,127
                                                                          ------------   -----------

        Cash and cash equivalents, end of period . . . . . . . . . . . .  $    262,500       318,999
                                                                          ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $  1,494,645       694,036
                                                                          ============   ===========

  Non-cash investing and financing activities  . . . . . . . . . . . . .  $      --            --
                                                                          ============   ===========














                             See accompanying notes to financial statements.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                       JUNE 30, 1995 AND 1994

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
                            1995                    1994
                 -----------------------  -------------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------  ---------  ----------   ---------
Net earnings
 (loss). . . . . . $1,425,087    714,453   1,052,523     (52,798)
Net earnings
 (loss)
 per limited
 partnership
 interest. . . . . $     7.89       4.12        5.83        (.29)
                   ==========    =======  ==========   =========

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (173,411). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronounce-ment. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


to consider all such amounts held with original maturities of three months or less ($0 and $7,200,333 at June 30, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center.
In November 1994, the lender realized upon its security interest and took title to the Bank of Delaware building via a deed in lieu of foreclosure (note 2(b)). All of the remaining properties were in operation at June 30, 1995.

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

     (c)  Riverside Square Mall

     During the third quarter of 1994, the Partnership finalized a refinancing of the first mortgage loan with a new loan in the amount of $36,000,000 which resulted in net proceeds of approximately $22,300,000.
Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and will be released, including interest, to fund certain costs of the renovation and restoration as discussed below. Approximately $3,225,000 has been released as of June 30 1995 and approximately $32,000 has been released subsequent to June 30, 1995. The remaining $11,100,000 represented the replenishment of the Partnership's working capital for amounts paid or to be paid to Saks and Bloomingdales for tenant allowances as discussed below. In connection with the negotiations relating to the refinancing, the Partnership had escrowed approximately $801,000 to serve as collateral to secure a letter of credit.

Such letter of credit was released and the funds were refunded to the Partnership in September 1994 in connection with the loan funding. Additionally, the Partnership recorded, in 1994, an extraordinary loss on refinancing of $2,206,791 representing the write-off of unamortized discount on the original mortgage loan of $1,557,628 and a $649,163 prepayment penalty.

     The Partnership has substantially completed its renovation of Riverside Square Mall and is continuing to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for its store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward its upcoming store renovation. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete the renovation of the mall, with an additional estimated cost of approximately $12,000,000. The Partnership continues to consider expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. This restoration should be completed by the end of 1995.

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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. However, San Jose is continuing to hold discussions with the Agency and continues to investigate its options with regard to the Agency's offer. San Jose is also reviewing the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Although the Partnership expects the Agency to proceed to purchase the property in 1995, it is uncertain at this time when a transfer of the garage to the Agency will occur or upon what terms. Upon such a transfer, San Jose would recognize a gain for financial reporting and Federal income tax purposes.

     Tenants occupying approximately 55,000 square feet (approximately 13% of the buildings) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. New leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy which would result in a decrease in cash flow from operations over the near-term. San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. However, since the costs of any seismic program at the 100-130 Park Center Plaza buildings could be substantial, San Jose is continuing discussions with the appropriate lender for additional loan proceeds to pay

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


for all or a portion of these costs. Should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, San Jose may decide not to commit any additional amounts to this portion of the complex, since such amounts are likely to be large in comparison to the Partnership's current equity in this portion of the complex and the likelihood of recovering such funds through increased
capital appreciation is remote.   The result would be that San Jose would
no longer have an ownership interest in this portion of the complex. As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings, certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

     During the fourth quarter of 1994, San Jose finalized a loan modification and extension to November 30, 2001 with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. The refinancing resulted in a partial paydown of the outstanding principal balance in the amount of $2.5 million of which the Partnership's share was $1.25 million.

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

     (c)  Royal Executive

     Commencing January 1, 1989 and until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions is subject to the actual operations of the property. The Partnership is entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available operating cash flow. The cumulative deficiency in the preferred annual return was approximately $5,100,000 and $4,700,000 at June 30, 1995 and December 31, 1994,
respectively. The Royal Executive venture agreement further provides that distributions of net sale or financing proceeds shall be allocated first to the Partnership to the extent of the cumulative deficiency in the preferred annual return plus its initial capital investment in the venture.

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

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,893. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to its then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect its subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed above.

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


(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1995 and for the six months ended June 30, 1995 and 1994 are as follows:

                                                        Unpaid at
                                                        June 30,
                                  1995        1994        1995
                                --------    -------   -------------
Property management
 and leasing fees. . . . . .    $131,231    133,334          --
Insurance commissions. . . .      36,362     32,036          --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . .       2,138        855          --
                                --------    -------        -----

                                $169,731    166,225          --
                                ========    =======        =====

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's
investment properties.   The amount of such salaries and direct expenses
aggregated $66,528 and $138,231 for the six months ended June 30, 1995 and the twelve months ended December 31, 1994, respectively, all of which has been paid as of June 30, 1995.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,439,000 as of June 30, 1995. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. In addition, an affiliate of the General Partner deferred $300,000 in 1994 of leasing fees at Riverside Square Mall pursuant to the management agreement. As of June 30, 1995, $67,000 has been paid. These amounts currently payable do not bear interest and may be paid in future periods.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


     Subsequent to June 30, 1995, the Managing General Partner of the Partnership has determined to use an independent third-party or parties to perform certain of these administrative services beginning in late 1995. Use of a third party, rather than reimbursement to the Managing General Partner and its affiliates, is not expected to have a material effect on the operations of the Partnership.


(5)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the JMB/San Jose Associates and Royal Executive Park II for the six months ended June 30, 1995 and 1994 is as follows:

                                            1995           1994
                                        ----------      ----------
 Total income. . . . . . . . .          $7,881,721       7,761,635
                                        ==========      ==========
 Operating income. . . . . . .          $2,002,819       1,153,166
                                        ==========      ==========
 Net earnings to the
   Partnership . . . . . . . .          $1,560,930       1,291,697
                                        ==========      ==========


(6)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At June 30, 1995, the Partnership had cash and cash equivalents of approximately $263,000. Such funds and short-term investments of approximately $11,558,000 may be utilized for distributions to partners and for working capital requirements including operating deficits, re-leasing costs of vacant space and certain capital improvements currently being incurred at the Riverside Square Mall. Additionally, funds may be utilized for the Partnership's share of re-leasing costs and capital improvements at certain portions of the Park Center Financial Plaza. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $2,175,000 for tenant improvements and other capital expenditures excluding amounts budgeted for the renovation at Riverside Square Mall as discussed below. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures for 1995 is currently budgeted to be approximately $1,691,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement as discussed in Note 4. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale and/or refinancing of such investments. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its ventures' mortgage obligations are all non-recourse. The Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. However, San Jose is continuing to hold discussions with the agency and continues to investigate its options with regard to the Agency's offer. San Jose is also reviewing the impact of any purchase on garage spaces leased to tenants of other Partnership properties in the complex. Although the Partnership expects the Agency to proceed to purchase the property in 1995, it is uncertain at this time when a transfer of the garage to the Agency will occur or upon what terms. Upon such a transfer, San Jose would recognize a gain for financial reporting and Federal income tax purposes.

     During the fourth quarter of 1994, San Jose finalized a loan modification and extension to November 30, 2001 with the mortgage lender on the 150 Almaden and 185 Park Avenue buildings and certain parking areas as the mortgage loan secured by this portion of the complex matured on October 1, 1993 and was extended to December 1, 1993. The refinancing resulted in a partial paydown of the outstanding principal balance in the amount of $2.5 million of which the Partnership's share was $1.25 million.
(Reference is made to Note 3 (b)).

     Tenants occupying approximately 55,000 square feet (approximately 13% of the buildings) of the Park Center Plaza investment property have leases that expire in 1995, for which there can be no assurance of renewals. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term. San Jose notified the tenants in and invitees to the complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose is working with consultants to analyze ways in which such a potential life safety hazard could be eliminated. However, since the costs of any seismic program could be substantial, San Jose is continuing discussions with the appropriate lender for additional loan proceeds to pay for all or a portion of these costs. Furthermore, should lender assistance be required to fund significant costs at the 100-130 Park Center Plaza buildings but not be obtained, the Partnership may decide not to commit any additional amounts to this portion of the complex since such amounts are likely to be large in comparison to the Partnership's current equity in this portion of the complex and the likelihood of recovering such funds through increased
capital appreciation is remote.   The result would be that the Partnership
would no longer have an ownership interest in this portion of the complex.

     As a result, there is uncertainty about the ability to recover the net carrying value of the property through future operations and sale and accordingly, San Jose has made provisions for value impairment on the 100-130 Park Center Plaza buildings, certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

     Riverside Square Mall has been experiencing decreasing sales levels as well as increasing competition for new tenants since a competing regional retail center expanded its operations in 1990. In an effort to improve the property's competitive position, the Partnership is completing a renovation of the mall, with an estimated cost of approximately $12,000,000 which has been substantially completed as of June 30, 1995. The Partnership also continues to consider expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. This restoration should be completed by the end of 1995. In addition, the Partnership is continuing to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdales, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks in 1994 for its recent store renovation in the amount of $6,100,000 and is obligated to pay Bloomingdales $5,000,000 toward its upcoming store renovation (which payment is expected to occur in 1995). In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. During the third quarter of 1994, the Partnership finalized a refinancing of the existing mortgage loan with a new loan in the amount of $36,000,000. The new loan has an initial interest rate of 8.35% per annum, requires monthly principal and interest payments of $286,252 beginning September 1, 1994, and matures December 1, 2006, when the unpaid principal and interest balance is due. The refinancing resulted in net proceeds of approximately $22,300,000 (after retirement of the previous mortgage loan with an outstanding balance of approximately $13,000,000, and payment of a prepayment penalty of approximately $650,000 as discussed in Note 2(c)). Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and will be released (approximately $3,225,000 released as of June 30, 1995), including interest earned, to fund certain costs of the renovation and restoration as discussed above. The remaining $11,100,000 represents the replenishment of the Partnership's working capital for amounts paid or to be paid to Saks and Bloomingdales for tenant allowances as discussed above. In connection with the negotiations relating to the refinancing, the Partnership had escrowed approximately $801,000 to serve as collateral to secure a letter of credit.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and the corresponding increase in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to approximately $7,200,000 of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1994, whereas none of such U.S. Government obligations were classified as cash equivalents at June 30, 1995.
Reference is made to Note 1. The aggregate decrease in cash and cash equivalents and short-term investments is primarily due to approximately $2,900,000 (net of the related lender escrows) utilized for renovation work at Riverside Square Mall as described above.

     The decrease in prepaid expenses as of June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of insurance premiums at Riverside Square Mall.

     The decrease in escrow deposits as of June 30, 1995 as compared to December 31, 1994 is primarily due to approximately $3,225,000 of previously escrowed deposits utilized in 1995 to fund renovation costs at Riverside Square Mall, partially offset by interest earned on escrowed funds at Riverside Square Mall. Reference is made to Note 2(c).

     The increase in building and improvements as of June 30, 1995 as compared to December 31, 1994 is primarily due to renovation work of approximately $3,900,000 incurred in 1995 at Riverside Square Mall as discussed above.

     The decrease in bank overdrafts as of June 30, 1995 as compared to December 31, 1994 is due to the repayment of such overdrafts subsequent to year-end.

     The decrease in construction costs payable as of June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payments of renovation costs at Riverside Square Mall, as discussed above.

     The decrease in rental income, property operating expenses and depreciation for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the lender taking title to the Bank of Delaware building via a deed in lieu of foreclosure in November 1994. See Note 2(b). The decrease in rental income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is partially offset by the receipt of a lease termination fee in April 1995 of approximately $300,000 at Riverside Square Mall.

     The increase in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to investments in U.S. Government obligations earning a higher effective yield in 1995, and due to interest earned of approximately $300,000 on escrowed funds and the net loan proceeds related to the refinancing at Riverside Square Mall received September 1, 1994 as more fully discussed in Note 2(c).

     The increase in mortgage and other interest for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the third quarter 1994 refinancing of the debt at Riverside Square Mall. Reference is made to Note 2(c).

     The increase in amortization of deferred expenses for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is primarily due to the amortization of certain capitalized expenses relating to the third quarter 1994 refinancing of the debt at Riverside Square Mall as more fully discussed in Note 2(c).

     The Partnership's share of operations of unconsolidated ventures increased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 primarily due to an increase in rental income at the Royal Executive investment property due to higher occupancy levels and a decrease of real estate tax expenses (partially recoverable from tenants) at the San Jose investment properties.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----

1. Park Center Financial Plaza
    San Jose, California . . . .   83%       83%        83%      84%     74%     77%

2. Riverside Square Mall
    Hackensack, New Jersey . . .   86%       76%        73%      81%     81%     80%

3. Bank of Delaware Building
    Wilmington, Delaware . . . .   61%       61%        61%      N/A     N/A     N/A

4. Royal Executive Park II
    Rye Brook, New York. . . . .   92%       93%        89%      97%     97%     97%


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


               JMB INCOME PROPERTIES, LTD. - XI

               BY:  JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  August 9, 1995