Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD XI
filed 1995-11-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549



                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995  Commission file #0-15966




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

                          TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . . . . . .    16




PART II    OTHER INFORMATION


Item 5.    Other Information . . . . . . . . . . . . . . .    21

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .    22

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS

                                SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)

                                                 ASSETS
                                                 ------
                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1995            1994
                                                                      -------------     -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . .    $  6,332,673      7,200,333
  Short-term investments (note 1). . . . . . . . . . . . . . . . . .           --         7,530,660
  Rents and other receivables. . . . . . . . . . . . . . . . . . . .       1,796,577      1,984,395
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .         130,077         79,621
  Escrow deposits (note 2(c)). . . . . . . . . . . . . . . . . . . .      13,532,645     11,508,793
                                                                        ------------   ------------

        Total current assets . . . . . . . . . . . . . . . . . . . .      21,791,972     28,303,802
                                                                        ------------   ------------

Investment properties, at cost (notes 2 and 3):
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,796,561      3,796,561
  Building and improvements. . . . . . . . . . . . . . . . . . . . .      68,547,732     61,610,179
                                                                        ------------   ------------

                                                                          72,344,293     65,406,740
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . .      14,112,925     12,951,168
                                                                        ------------   ------------

        Total investment properties, net of
          accumulated depreciation . . . . . . . . . . . . . . . . .      58,231,368     52,455,572
Investment in unconsolidated ventures,
  at equity (notes 1, 3 and 5) . . . . . . . . . . . . . . . . . . .      23,395,052     24,512,608
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         877,800        929,683
                                                                        ------------   ------------

                                                                        $104,296,192    106,201,665
                                                                        ============   ============

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                       BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1995            1994
                                                                       -------------    -----------
Current liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . .    $    524,371        415,003
  Current portion of long-term debt. . . . . . . . . . . . . . . . .         484,513        455,199
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .         442,918        485,464
  Construction costs payable . . . . . . . . . . . . . . . . . . . .       1,361,979      3,431,926
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . .         247,398        249,748
                                                                        ------------   ------------

        Total current liabilities. . . . . . . . . . . . . . . . . .       3,061,179      5,037,340
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .          80,171         79,882
Long-term debt, less current portion . . . . . . . . . . . . . . . .      35,069,660     35,436,797
                                                                        ------------   ------------
Commitments and contingencies (notes 1, 2, 3 and 4)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . .      38,211,010     40,554,019

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . .           1,000          1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .       5,350,291      5,270,362
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .      (6,631,429)    (6,631,429)
                                                                        ------------   ------------
                                                                          (1,280,138)    (1,360,067)
                                                                        ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs . . . . . . . . . .     156,493,238    156,493,238
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .      27,559,102     25,640,796
    Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (116,687,020)  (115,126,321)
                                                                        ------------   ------------
                                                                          67,365,320     67,007,713
                                                                        ------------   ------------
        Total partners' capital accounts (deficits). . . . . . . . .      66,085,182     65,647,646
                                                                        ------------   ------------
                                                                        $104,296,192    106,201,665
                                                                        ============   ============

                             See accompanying notes to financial statements.

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               (UNAUDITED)

                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                 -----------   ----------   -----------   ----------
Income:
  Rental income. . . . . . . . . . . . . . . .   $ 2,673,035    3,321,514     8,599,987    9,856,633
  Interest income. . . . . . . . . . . . . . .       289,890      265,282       940,083      628,064
                                                 -----------   ----------   -----------   ----------
                                                   2,962,925    3,586,796     9,540,070   10,484,697
                                                 -----------   ----------   -----------   ----------
Expenses:
  Mortgage and other interest. . . . . . . . .       742,997      745,126     2,236,091    1,930,148
  Depreciation . . . . . . . . . . . . . . . .       389,334      453,947     1,161,757    1,361,840
  Property operating expenses. . . . . . . . .     1,788,441    1,949,373     5,811,070    6,570,312
  Professional services. . . . . . . . . . . .         7,164       26,551       196,382      282,210
  Amortization of deferred expenses. . . . . .        21,172       17,229        63,511       47,195
  General and administrative . . . . . . . . .       105,191       49,328       298,476      186,924
                                                 -----------   ----------   -----------   ----------
                                                   3,054,299    3,241,554     9,767,287   10,378,629
                                                 -----------   ----------   -----------   ----------
        Operating earnings (loss). . . . . . .       (91,374)     345,242      (227,217)     106,068

Partnership's share of operations of
  unconsolidated ventures (note 1) . . . . . .       664,522      663,633     2,225,452    1,955,330
                                                 -----------   ----------   -----------   ----------
        Net operating earnings before
          extraordinary item . . . . . . . . .       573,148    1,008,875     1,998,235    2,061,398
Extraordinary items (note 2(c)). . . . . . . .         --      (2,206,791)        --      (2,206,791)
                                                 -----------   ----------   -----------   ----------
        Net earnings (loss). . . . . . . . . .   $   573,148   (1,197,916)    1,998,235     (145,393)
                                                 ===========   ==========   ===========   ==========


                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF OPERATIONS - CONTINUED



                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                      SEPTEMBER 30                SEPTEMBER 30
                                               -------------------------- --------------------------
                                                     1995         1994          1995         1994
                                                 -----------   ----------   -----------   ----------

        Net earnings per limited
          partnership interest
          (note 1):
            Net operating earnings . . . . . .   $      3.17         5.50         11.06        11.33
            Extraordinary items. . . . . . . .         --          (12.22)        --          (12.22)
                                                 -----------   ----------   -----------   ----------
              Net earnings (loss). . . . . . .   $      3.17        (6.72)        11.06         (.89)
                                                 ===========   ==========   ===========   ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . .   $      3.00         3.00          9.00         9.00
                                                 ===========   ==========   ===========   ==========























                             See accompanying notes to financial statements.

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS

                              NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               (UNAUDITED)

                                                                              1995           1994
                                                                          ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,998,235      (145,393)
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,161,757     1,361,840
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . .        63,511        47,195
    Amortization of discounts on long-term debt. . . . . . . . . . . . .         --          101,110
    Partnership's share of operations of unconsolidated ventures,
      net of distributions . . . . . . . . . . . . . . . . . . . . . . .      (132,444)     (165,717)
    Extraordinary items (note 2(c)). . . . . . . . . . . . . . . . . . .         --        2,206,791
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . .       187,818      (204,411)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       (50,456)       16,865
    Escrow deposits (note 2(c)). . . . . . . . . . . . . . . . . . . . .      (642,079)     (464,302)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .       (42,546)      (88,597)
    Accrued interest payable . . . . . . . . . . . . . . . . . . . . . .        (2,350)      633,980
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . .           289        12,463
                                                                          ------------   -----------

        Net cash provided by operating activities. . . . . . . . . . . .     2,541,735     3,311,824
                                                                          ------------   -----------

Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . . . . . . . . . . .     7,530,660      (235,560)
  Net escrow for construction related costs (Note 2(c)). . . . . . . . .    (1,381,773)        --
  Additions to investment properties,
    including related construction payables. . . . . . . . . . . . . . .    (9,007,500)  (11,784,806)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . .     1,250,000         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . .       (11,628)     (258,170)
                                                                          ------------   -----------

        Net cash used in investing activities. . . . . . . . . . . . . .    (1,620,241)  (12,278,536)
                                                                          ------------   -----------

                                    JMB INCOME PROPERTIES, LTD. - XI
                                         (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF CASH FLOWS - CONTINUED



                                                                              1995           1994
                                                                          ------------   -----------

Cash flows from financing activities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . .       109,368         --
  Cash proceeds from refinancing of long-term
    debt (note 2(c)) . . . . . . . . . . . . . . . . . . . . . . . . . .         --       11,102,785
  Principal payments on long-term debt . . . . . . . . . . . . . . . . .      (337,823)     (345,890)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . .    (1,560,699)   (1,560,699)
                                                                          ------------   -----------

        Net cash provided by (used in)
          financing activities . . . . . . . . . . . . . . . . . . . . .    (1,789,154)    9,196,196
                                                                          ------------   -----------

        Net increase (decrease) in cash and
          cash equivalents . . . . . . . . . . . . . . . . . . . . . . .      (867,660)      229,484

        Cash and cash equivalents, beginning of year . . . . . . . . . .     7,200,333       267,127
                                                                          ------------   -----------

        Cash and cash equivalents, end of period . . . . . . . . . . . .  $  6,332,673       496,611
                                                                          ============   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . .  $  2,238,441     1,190,929
                                                                          ============   ===========

  Non-cash investing and financing activities:
    Refinancing of long-term debt, note 2(c):
      Proceeds from refinancing, net of
        refinancing costs. . . . . . . . . . . . . . . . . . . . . . . .  $      --       35,913,859
      Retirement of debt, net of discount. . . . . . . . . . . . . . . .         --      (12,983,269)
      Proceeds escrowed. . . . . . . . . . . . . . . . . . . . . . . . .         --      (11,178,642)
      Prepayment penalty . . . . . . . . . . . . . . . . . . . . . . . .         --         (649,163)
                                                                          ------------   -----------
          Cash proceeds from refinancing
            of long-term debt. . . . . . . . . . . . . . . . . . . . . .  $      --       11,102,785
                                                                          ============   ===========


                             See accompanying notes to financial statements.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                     SEPTEMBER 30, 1995 AND 1994

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
                            1995                    1994
                 -----------------------  ----------------------
                   GAAP BASIS  TAX BASIS  GAAP BASIS   TAX BASIS
                   ----------  ---------  ----------   ---------
Net earnings
 (loss). . . . . . $1,998,235  1,116,333    (145,393)    (38,015)
Net earnings
 (loss)
 per limited
 partnership
 interest. . . . . $    11.06       6.18        (.89)       (.21)
                   ==========  =========    ========     =======

     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of each period (173,411). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($6,332,673 and $7,200,333 at September 30, 1995 and December 31, 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,893. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to the then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in venture distributions with regard to future operation and sale or financing proceeds as discussed in note 3(c).

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived assets to be held and used (primarily its consolidated investments in land, buildings and improvements) whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived assets identified "to be disposed of" would no longer be depreciated but adjustments for impairment loss would be made in each period as necessary to report those assets at the lower of historical cost and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property.

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

     The Partnership expects to adopt SFAS 121 no later than the first quarter of 1996. Although the Partnership has not fully completed its assessment of the full impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the property owned by the Partnership or by the Partnership's unconsolidated ventures, in the first period of implementation of SFAS 121.

In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


the Partnership's reported earnings in a period in which an impairment is recorded, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the investors rather than the Partnership. However, in certain circumstances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center. In November 1994, the lender realized upon its security interest and took title to the Bank of Delaware building via a deed in lieu of foreclosure (note 2(b)). All of the remaining properties were in operation at September 30, 1995.

     (b)  Bank of Delaware - office building

     The Partnership assigned title to the property in November 1994 to the mortgage lender as described below.

     Due to the competitive nature of this marketplace, the property had been operating at a cash deficit and as a result, the Partnership had commenced discussions with the building's first mortgage lender in order to seek a loan modification. In connection with these discussions, effective January 1994, the Partnership had suspended payment of debt service to the lender. Under the terms of a mortgage and security agreement, the Partnership, in its capacity as mortgagor of the building, agreed to indemnify the mortgage lender, under certain circumstances, against damages, claims, liabilities and expenses incurred by or asserted against the mortgage lender in relation to asbestos in the building. Asbestos had been abated or encapsulated in approximately 62% of the building's space. The Partnership did not believe that any remaining asbestos in the building presented a hazard and did not believe that such asbestos would have been required to be removed. The Partnership estimated that the cost of asbestos abatement in a portion of the building that could be incurred under certain circumstances in the future would have been approximately $800,000. In November 1994, due to the Partnership's default in payment of debt service, the mortgage lender concluded proceedings to realize upon its mortgage security interest represented by the land, building, and related improvements of the property via a deed in lieu of foreclosure. As a result of the disposition of the property, the Partnership recognized a gain in 1994 for financial reporting purposes of $447,650 and a loss for federal income tax purposes of $4,756,937 with no corresponding distributable proceeds. In conjunction with the transfer of title, the Partnership paid the mortgage lender a sum of approximately $681,000 which included the net cash flow of the property since the suspension of debt service and an indemnification release fee for which the mortgage lender released the Partnership from all liabilities respecting the property, including those related to asbestos.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     (c)  Riverside Square Mall

     During the third quarter of 1994, the Partnership finalized a refinancing of the first mortgage loan with a new loan in the amount of $36,000,000 which resulted in net proceeds of approximately $22,300,000.
Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and is being released as required, including interest, to fund certain costs of the renovation and restoration as discussed below. Approximately $3,618,000 has been released as of September 30 1995 and approximately $826,000 has been released subsequent to September 30, 1995. The remaining $11,100,000 of loan proceeds were used to replenish the Partnership's working capital for amounts paid to or escrowed on behalf of Saks and Bloomingdale's for their store renovations as discussed below. Such letter of credit was released and the funds were refunded to the Partnership in September 1994 in connection with the loan funding. Additionally, the Partnership recorded, in 1994, an extraordinary loss on refinancing of $2,206,791 representing the write-off of unamortized discount on the original mortgage loan of $1,557,628 and a $649,163 prepayment penalty.

     The Partnership has substantially completed its renovation of Riverside Square Mall and is continuing to remerchandise the center. The Partnership expects the renovation to be fully complete by the end of 1995.

In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdale's, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for its store renovation in the amount of $6,100,000; and in August 1995, the Partnership escrowed $5,000,000 (none of which has been released as of September 30, 1995) for Bloomingdale's store renovation, which has commenced and will be substantially underway in early 1996. Interest earned on the escrowed funds will be remitted to the Partnership upon termination of the escrow account. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. The Partnership is also required to complete the renovation of the mall, with an additional estimated cost of approximately $12,000,000. The Partnership continues to consider expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. This restoration should be completed by the end of 1995.


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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project, for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. San Jose and the Agency have been able to agree, in principle, upon mutually acceptable terms for the transfer of the garage. Under the agreement, San Jose anticipates receiving replacement parking spaces for its tenants in a near-by city-owned parking structure for an extended period of time in addition to the aforementioned purchase price of $4,090,000. However, San Jose still must negotiate terms to an acceptable contract and there can be no assurance that such a contract will ultimately be finalized. If such a contract is executed on the proposed terms, San Jose anticipates the transfer of the garage to occur in March 1996. Upon such a transfer, San Jose would recognize a gain for financial reporting and Federal income tax purposes.

     In October 1995, San Jose elected to repay the mortgage obligations (originally scheduled to mature in September 2000) securing the portion of the complex on which the 100-130 Buildings are located as well as a portion of the garage. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.

After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex. Tenants occupying approximately 88,000 square feet (approximately 20% of the buildings) of the Park Center Plaza investment property have leases that expire in 1996, for which there can be no assurance of renewals. New leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy which would result in a decrease in cash flow from operations over the near-term. San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose has worked with consultants to analyze ways in which such a potential life safety hazard could be reduced.

In order to reduce any potential life safety hazard that may occur during unusually intense earthquake conditions, San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be $1,200,000 of which the Partnership's share is $600,000. Such work is scheduled to begin in November 1995 and should be completed by mid 1996.

     San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings, certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


     (c)  Royal Executive

     Commencing January 1, 1989 and until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. The Partnership is entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available operating cash flow before any cash flow distributions are made to the venture partner. The cumulative deficiency in the preferred annual return was approximately $5,000,000 and $4,700,000 at September 30, 1995 and December 31, 1994, respectively. The Royal Executive venture agreement further provides that distributions of net sale or financing proceeds shall be allocated first to the Partnership to the extent of the cumulative deficiency in the preferred annual return plus its initial capital investment in the venture.

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

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive has made a provision for value impairment of $25,378,893. Such provision at September 30, 1994 was recorded to reduce the net carrying value of the property to its then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect its subordination to the Partnership in venture distributions with regard to future operation and sale or financing proceeds as discussed above.


(4)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994 are as follows:

                                                        Unpaid at
                                                      September 30,
                                  1995        1994        1995
                                --------    -------   -------------
Property management
 and leasing fees. . . . . .    $186,986    207,543         --
Insurance commissions. . . .      44,276     34,130         --
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . .       6,061      4,393         --
                                --------    -------        -----

                                $237,323    246,066         --
                                ========    =======        =====

                  JMB INCOME PROPERTIES, LTD. - XI
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's
investment properties.   The amount of such salaries and direct expenses
aggregated $141,303 and $138,231 for the nine months ended September 30, 1995 and the twelve months ended December 31, 1994, respectively, all of which has been paid as of September 30, 1995.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,497,000 as of September 30, 1995. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement.

     An affiliate of the General Partners of the Partnership manages Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions, subject to deferral if in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property. In this regard, an affiliate of the General Partner deferred $300,000 in 1994 of leasing fees at Riverside Square Mall pursuant to the management agreement.

As of September 30, 1995, $67,000 has been paid. These amounts currently payable do not bear interest and may be paid in future periods.

     The Managing General Partner of the Partnership has determined to use independent third parties to perform certain of these administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(5)  UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the JMB/San Jose Associates and Royal Executive Park II for the nine months ended September 30, 1995 and 1994 is as follows:

                                           1995            1994
                                       -----------     -----------
 Total income. . . . . . . . .         $11,742,992       8,567,245
                                       ===========     ===========
 Operating income (loss) . . .         $ 2,467,681     (23,100,564)
                                       ===========     ===========
 Net earnings to the
   Partnership . . . . . . . .         $ 2,225,452       1,955,330
                                       ===========     ===========


(6)  ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     At September 30, 1995, the Partnership had cash and cash equivalents of approximately $6,333,000. Such funds may be utilized for distributions to partners and for working capital requirements including operating deficits, re-leasing costs of vacant space, certain capital improvements currently being incurred at the Riverside Square Mall and repayment of debt at Park Center Plaza of which the Partnership's share was $1,209,361 (as discussed below and in note 3(b)). Bank overdrafts of approximately $524,000 as of September 30, 1995 have been subsequently repaid as of October 1995. Additionally, funds may be utilized for the Partnership's share of re-leasing costs and capital improvements at certain portions of the Park Center Financial Plaza. The Partnership and its consolidated ventures have currently budgeted in 1995 approximately $1,333,000 for tenant improvements and other capital expenditures excluding amounts budgeted for the renovation at Riverside Square Mall as discussed below. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures for 1995 is currently budgeted to be approximately $2,035,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement as discussed in Note 4. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale and/or refinancing of such investments. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its ventures' mortgage obligations are all non-recourse. The Partnership and its ventures are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered is deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. San Jose and the Agency have been able to agree, in principle, upon mutually acceptable terms for the transfer of the garage. Under the agreement, San Jose anticipates receiving replacement parking spaces for its tenants in a near-by city-owned parking structure for an extended period of time in addition to the aforementioned purchase price of $4,090,000. However, San Jose still must negotiate terms to an acceptable contract and there can be no assurance that such a contract will ultimately be finalized. If such a contract is executed on the proposed terms, San Jose anticipates the transfer of the garage to occur in March 1996. Upon such a transfer, San Jose would recognize a gain for financial reporting and Federal income tax purposes.

     In October 1995, San Jose elected to repay its mortgage obligations (originally scheduled to mature in September 2000) securing the portion of the complex on which the 100-130 Buildings are located as well as a portion of the garage. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.

Reference is made to Notes 3(b). After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex. Tenants occupying approximately 88,000 square feet (approximately 20% of the buildings) of the Park Center Plaza investment property have leases that expire in 1996, for which there can be no assurance of renewals. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term. San Jose notified the tenants in and invitees to the complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose has worked with consultants to analyze ways in which such a potential life safety hazard could be reduced.

In order to reduce any potential life safety hazard that may occur during unusually intense earthquake conditions, San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be $1,200,000 of which the Partnership's share is $600,000. Such work is scheduled to begin in November 1995 and should be completed by mid 1996.

     San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings, certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

     Riverside Square Mall has been experiencing decreasing sales levels as well as increasing competition for new tenants since a competing regional retail center expanded its operations in 1990. In an effort to improve the property's competitive position, the Partnership is completing a renovation of the mall, with an estimated cost of approximately $12,000,000 which has been substantially completed as of September 30, 1995. The Partnership also continues to consider expanding the mall at some point in the future as well. Furthermore, the Partnership has commenced a $7,500,000 restoration of the parking deck. The renovation of the mall and the restoration of the parking deck should be fully completed by the end of 1995. In addition, the Partnership is continuing to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdale's, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks in 1994 for its recent store renovation in the amount of $6,100,000; and in August 1995, the Partnership escrowed $5,000,000 (none of which has been released as of September 30, 1995) for Bloomingdale's store renovation, which has commenced and will be substantially underway in early 1996. Interest earned on the escrowed funds will be remitted to the Partnership upon termination of the escrow account. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. During the third quarter of 1994, the Partnership finalized a refinancing of the existing mortgage loan with a new loan in the amount of $36,000,000. The new loan has an initial interest rate of 8.35% per annum, requires monthly principal and interest payments of $286,252 beginning September 1, 1994, and matures December 1, 2006, when the unpaid principal and interest balance is due. The refinancing resulted in net proceeds of approximately $22,300,000 (after retirement of the previous mortgage loan with an outstanding balance of approximately $13,000,000, and payment of a prepayment penalty of approximately $650,000 as discussed in Note 2(c)). Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and is being released as required (approximately $3,618,000 released as of September 30, 1995), including interest earned, to fund certain costs of the renovation and restoration as discussed above. The remaining $11,100,000 of loan proceeds were used to replenish the Partnership's working capital for amounts paid to or escrowed on behalf of Saks and Bloomingdale's for their store renovations as discussed above.

     The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall was in need of a renovation has extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to a Chapter 11 bankruptcy petition. The Partnership bought the rights to the Conran's lease for $475,000 through the bankruptcy auction and is in negotiations with a potential replacement tenant, however, there can be no assurance that these negotiations will lead to an executed lease agreement.

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

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce Partnership operating expenses, the Partnership has elected to make semi-annual rather than quarterly distributions of operating cash flow beginning in November 1995. The Partnership has also sought or is seeking additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since outside sources of capital may be limited. Due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents (net of bank overdrafts) and short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to approximately $3,300,000 (net of the related lender escrows) utilized for renovation work and $5,000,000 escrowed for Bloomingdale's tenant improvements at Riverside Square Mall as described above and in Note 2(c). The decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at September 30, 1995. Reference is made to
Note 1.

     The decrease in rents and other receivables as of September 30, 1995 as compared to December 31, 1994 is primarily due to a decrease in interest receivable due primarily to the lower average balance in short-term investments. Reference is made to Note 1.

     The increase in prepaid expenses as of September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of insurance premiums at Riverside Square Mall.

     The increase in escrow deposits as of September 30, 1995 as compared to December 31, 1994 is primarily due to $5,000,000 being escrowed for Bloomingdales tenant improvements related to its renovation and interest earned on escrowed funds, partially offset by approximately $3,618,000 of previously escrowed deposits utilized in 1995 to fund renovation costs at Riverside Square Mall. Reference is made to Note 2(c).

     The increase in building and improvements as of September 30, 1995 as compared to December 31, 1994 is primarily due to renovation work and tenant improvement work of approximately $6,900,000 incurred in 1995 at Riverside Square Mall as discussed above and in Note 2(c).

     The decrease in construction costs payable as of September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payments of renovation costs at Riverside Square Mall, as discussed above and in Note 2(c).

     The decrease in rental income, property operating expenses and depreciation for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the lender taking title to the Bank of Delaware building via a deed in lieu of foreclosure in November 1994. See Note 2(b). The decrease in rental income for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is partially offset by the receipt of a lease termination fee of approximately $300,000 in April 1995 at Riverside Square Mall.

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to investments in U.S. Government obligations earning a higher effective yield in 1995, and due to interest earned of approximately $450,000 on escrowed funds and the net loan proceeds related to the refinancing at Riverside Square Mall received September 1, 1994 as more fully discussed in Note 2(c).

     The increase in mortgage and other interest for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is primarily due to the third quarter 1994 refinancing of the debt at Riverside Square Mall. Reference is made to Note 2(c).

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to the amortization of certain capitalized expenses relating to the third quarter 1994 refinancing of the debt at Riverside Square Mall as more fully discussed in Note 2(c).

     The increase in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 4.

     The Partnership's share of operations of unconsolidated ventures increased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 primarily due to an increase in rental income at the Royal Executive investment property due to higher occupancy levels and a decrease of real estate tax expenses (partially recoverable from tenants) at the San Jose investment properties.

     The $2,206,791 extraordinary item for the three and nine months ended September 30, 1994 was due to the refinancing of long-term debt at Riverside Square Mall. See Note 2(c).

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                              1994                               1995
                               -------------------------------------  ------------------------------
                                   At        At         At       At      At      At      At      At
                                  3/31      6/30       9/30    12/31    3/31    6/30    9/30   12/31
                                  ----      ----       ----    -----    ----    ----   -----   -----

1. Park Center Financial Plaza
    San Jose, California . . . .   83%       83%        83%      84%     74%     77%     76%

2. Riverside Square Mall
    Hackensack, New Jersey . . .   86%       76%        73%      81%     81%     80%     80%

3. Bank of Delaware Building
    Wilmington, Delaware . . . .   61%       61%        61%      N/A     N/A     N/A     N/A

4. Royal Executive Park II
    Rye Brook, New York. . . . .   92%       93%        89%      97%     97%     97%     97%


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


               JMB INCOME PROPERTIES, LTD. - XI

               BY:  JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  November 9, 1995