Form 10-K
period 1995-12-31
JMB INCOME PROPERTIES LTD XI
filed 1996-03-28
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1995                      Commission file no. 0-15966



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None





                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    4

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    6

Item 4.       Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . .    6


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    6

Item 6.       Selected Financial Data. . . . . . . . . . . . .    7

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .   13

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   19

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   62


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   62

Item 11.      Executive Compensation . . . . . . . . . . . . .   65

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   66

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   67


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   67


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   69











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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:




                                                           SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                          DATE OF      ORIGINAL INVESTED
    AND LOCATION (d)               SIZE        PURCHASE   CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
----------------------          ----------     --------   ----------------------         ---------------------
1. Riverside Square
    Mall
    Hackensack,
    New Jersey . . . . .         341,000       10-19-83             15%                  fee ownership of land
                                  sq.ft.                                                 and improvements (b)(d)(e)
                                  g.l.a.
2. Bank of Delaware
    Office Building
    Wilmington,
    Delaware . . . . . .         314,000       12-14-84          11-15-94                fee ownership of land
                                  sq.ft.                                                 and improvements (f)
                                  n.r.a.
3. Genesee Valley
    Center
    Flint, Michigan. . .         358,000       12-21-84           6-29-90                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  g.l.a.
4. Park Center
    Financial Plaza
    San Jose,
    California . . . . .         432,000       06-20-85             26%                  fee ownership of land
                                  sq.ft.                                                 and improvements
                                  n.r.a.                                                 (through a joint
                                                                                         venture partnership)
                                                                                         (c)
5. Royal Executive
    Park-II
    Rye Brook,
    New York . . . . . .         270,000       02-12-87             20%                  fee ownership of land
                                  sq.ft.                                                 and improvements
                                  n.r.a.                                                 (through a joint
                                                                                         venture partnership)
                                                                                         (c)(e)



-----------------------
  (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

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



     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to Note 7 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Managing General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates of the Partnership are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.




ITEM 2.  PROPERTIES

     The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                                    1994                         1995
                                                          -------------------------    -------------------------
                                                          At     At     At      At     At     At     At      At
                                  Principal Business     3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  ------------------     ----   ----   ----   -----   ----   ----  -----   -----
1. Park Center
    Financial Plaza
    San Jose,
    California . . . . . . . . .  Accounting/
                                  Legal                   83%    83%    83%     84%    74%    77%    76%     77%

2. Riverside Square Mall
    Hackensack,
    New Jersey . . . . . . . . .  Retail                  86%    76%    73%     81%    81%    80%    80%     80%

3. Royal Executive
    Park II
    Rye Brook,
    New York . . . . . . . . . .  Communications          92%    93%    89%     97%    97%    97%    97%     97%

--------------

     Reference is made to Item 6, Item 7 and Note 7 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1995 or 1994.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 14,484 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Investors.





ITEM 6.  SELECTED FINANCIAL DATA

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                               YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1995             1994           1993           1992            1991
                              ------------     -----------    -----------     -----------    -----------
Total income . . . . . . . .  $ 12,915,285      14,048,836     14,618,038      15,185,097     15,309,347
                              ============     ===========    ===========     ===========    ===========
Operating earnings (loss). .  $ (1,017,411)         35,393      1,677,866      (9,097,353)     2,122,059
Partnership's share of
  operations of uncon-
  solidated ventures . . . .     2,873,705       2,617,210     (4,262,005)     (1,779,563)    (9,667,835)
                              ------------     -----------    -----------     -----------    -----------
Net operating earnings
  (loss) . . . . . . . . . .     1,856,294       2,652,603     (2,584,139)    (10,876,916)    (7,545,776)
Gain on disposition of
  investment properties. . .         --            447,650          --              --             --
                              ------------     -----------    -----------     -----------    -----------
Earnings (loss) before
  extraordinary item . . . .     1,856,294       3,100,253     (2,584,139)    (10,876,916)    (7,545,776)
Extraordinary item . . . . .         --         (2,206,791)         --              --             --
                              ------------    ------------    -----------     -----------    -----------
Net earnings (loss). . . . .  $  1,856,294         893,462     (2,584,139)    (10,876,916)    (7,545,776)
                              ============    ============    ===========     ===========    ===========

Net earnings (loss)
  per Interest (b):
    Operating earnings
      (loss) . . . . . . . .  $      10.28           14.60         (15.65)         (62.90)        (43.60)
    Gain on disposition
      of investment
      properties . . . . . .         --               2.56          --               --            --
    Extraordinary item . . .         --             (12.22)         --               --            --
                              ------------    ------------    -----------     -----------    -----------
Net earnings (loss). . . . .  $      10.28            4.94         (15.65)         (62.90)        (43.60)
                              ============    ============    ===========     ===========    ===========

Total assets . . . . . . . .  $106,800,004    106,201,665      88,391,802      93,648,467    107,443,394
Long-term debt . . . . . . .  $ 34,942,100     35,436,797      11,297,315      21,104,127     21,403,495
Cash distributions
  per Interest (c) . . . . .  $      12.00          12.00           12.00           12.00          33.75
                              ============    ============    ===========     ===========    ===========



-------------

     (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

     (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period (173,411).

     (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership. Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.





SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995


Property
--------

Riverside Square
Mall                 a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                         GLA              Avg. Base Rent Per
                           December 31,             Occupancy Rate        Square Foot (1)
                           ------------             --------------        ------------------

                                 1991. . . . . . .        89%              $   24.48
                                 1992. . . . . . .        84%                  26.90
                                 1993. . . . . . .        81%                  31.26
                                 1994. . . . . . .        81%              18.10 (2)
                                 1995. . . . . . .        80%                  18.69

                     (1) Average base rent per square foot is based on GLA occupied as of December 31 of each year.
                     (2) Average base rent per square foot decreased in 1994 due to the Saks Fifth Avenue space (acquired in 1994) being included in the gross leasable area beginning in 1994.

                                                                      Base Rent   Scheduled Lease  Lease
                     b)      Significant Tenants        Square Feet   Per Annum   Expiration Date  Renewal Option
                             -------------------        -----------   ---------   ---------------  --------------

                             Saks Fifth Avenue          107,000       $90,000     6/2012           N/A


                     c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Riverside Square Mall:

                                                                                   Annualized         Percent of
                                               Number of         Approx. Total     Base Rent          Total 1995
                             Year Ending       Expiring          GLA of Expiring   of Expiring        Base Rent
                             December 31,      Leases            Leases (1)        Leases             Expiring
                             ------------      ---------         ---------------   -----------        ----------

                             1996                  2                   6,100       $ 145,000              2.8%
                             1997                  2                   4,200         116,600              2.3%
                             1998                  5                  13,900         525,900             10.2%
                             1999                  5                  13,500         446,600              8.6%
                             2000                  5                  12,200         412,700              8.0%
                             2001                  4                  14,600         386,800              7.5%
                             2002                  2                   5,400         161,300              3.1%
                             2003                  7                  25,700         823,400             15.9%
                             2004                 17                  30,500       1,067,200             20.7%
                             2005                  8                  22,800         758,700             14.7%

                     (1)     Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995


Property
--------

Royal Executive
Park II
Office Complex       a)   The net rentable area ("NRA") rate and average base rent per square foot as of December
31 for each of the last five years were as follows:

                                                         NRA              Avg. Base Rent Per
                           December 31,             Occupancy Rate        Square Foot (1)
                           ------------             --------------        ------------------

                                 1991. . . . . . .        57%                 $23.07
                                 1992. . . . . . .        92%                  17.35
                                 1993. . . . . . .        92%                  20.73
                                 1994. . . . . . .        97%                  19.92
                                 1995. . . . . . .        97%                  19.28

                     (1) Average base rent per square foot is based on NRA occupied as of December 31 of each year.

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


                     c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Royal Executive Park II Office Complex:

                                                                                   Annualized         Percent of
                                               Number of      Approx. Total        Base Rent          Total 1995
                             Year Ending       Expiring       NRA of Expiring      of Expiring        Base Rent
                             December 31,      Leases         Leases (1)           Leases             Expiring
                             ------------      ---------      ---------------      -----------        ----------

                             1996                  1                  12,100       $ 212,100              4.1%
                             1997                  1                   2,500          56,300              1.1%
                             1998                  2                  12,400         296,000              5.8%
                             1999                  4                  39,000         875,200             17.1%
                             2000                  3                  22,200         507,700              9.9%
                             2001                  1                  90,000       2,416,500             47.2%
                             2002                  3                  77,100       1,172,200             22.9%
                             2003                 --                   --              --                   --
                             2004                  1                   8,700         156,900              3.1%
                             2005                 --                   --              --                   --

                     (1)     Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.




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

     At December 31, 1995, the Partnership had cash and cash equivalents of approximately $5,524,000. Such funds may be utilized for distributions to partners and for working capital requirements including operating deficits, re-leasing costs of vacant space, and certain capital improvements currently being incurred at Riverside Square Mall. Bank overdrafts of approximately $415,000 as of December 31, 1994 were subsequently repaid in January 1995. Additionally, funds may be utilized to fund the Partnership's share of re-leasing costs and capital improvements at certain portions of the Park Center Financial Plaza. The Partnership and its property have currently budgeted in 1996 approximately $6,861,000 for tenant improvements and other capital expenditures at Riverside Square Mall excluding amounts budgeted for the renovation as discussed below. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures for 1996 is currently budgeted to be approximately $8,200,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale and/or refinancing of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement as discussed in Notes 5 and 8. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio. The Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     During August 1994, JMB/San Jose Associates ("San Jose") received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure its position in obtaining the garage pursuant to the laws of eminent domain. In late 1995, San Jose and the Agency reached a mutually acceptable agreement on the transfer of the garage.

     In March 1996, the sale was consummated. Under the transfer agreement, San Jose will receive replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,000,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,000,000 and $900,000,respectively, will be allocable to the Partnership. Any distribution of such sale proceeds will be based upon the working capital needs of the Partnership.

     In October 1995, San Jose elected to repay its mortgage obligations (originally scheduled to mature in September 2000) securing the portion of the complex on which the 100-130 Buildings are located as well as a portion of the garage. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.

Reference is made to Note 3(b). After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex. Tenants occupying approximately 49,000 square feet (approximately 11% of the buildings) of the Park Center Plaza investment property have leases that expire in 1996, for which there can be no assurance of renewals. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing will result in a decrease in cash flow from operations over the near term. San Jose notified the tenants in and invitees to the complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose has worked with consultants to analyze ways in which such a potential life safety hazard could be reduced. In order to reduce any potential life safety hazard that may occur during unusually intense earthquake conditions, San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be $1,200,000 (included in the budgeted totals above) of which the Partnership's share is $600,000. Such work began in December 1995 and should be completed by mid 1996.

     San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing. Additionally, at September 30, 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing. See Note 3(b) for further discussion of this investment property.

     During December 1995, San Jose entered into a non-binding letter of intent for the sale of the 190 San Fernando Building to an independent third party. In March 1996, the sale was consummated. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $772,000 for financial reporting purposes in 1996, of which approximately $386,000 will be allocable to the Partnership. San Jose will recognize a loss of approximately $12,000 for Federal income tax purposes in 1996 of which approximately $6,000 will be allocable to the Partnership. Any distribution of such sale proceeds will be based upon the working capital needs of the Partnership.

     Riverside Square Mall had been experiencing decreasing sales levels as well as increasing competition for new tenants since a competing regional retail center expanded its operations in 1990. In an effort to improve the property's competitive position, the Partnership is completing a renovation of the mall, with an estimated cost of approximately $13,500,000, which has been substantially completed as of December 31, 1995. Furthermore, the Partnership has completed a $7,000,000 restoration of the parking deck.
The renovation of the mall should be fully completed by the end of March 1996. In addition, the Partnership is continuing to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdale's, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks in 1994 for its recent store renovation in the amount of $6,100,000; and in August 1995, the Partnership escrowed $5,000,000 (approximately $565,000 of which has been released as of December 31, 1995) for Bloomingdale's store renovation, which has commenced and will be substantially underway in early 1996. Interest earned on the escrowed funds will be remitted to the Partnership upon termination of the escrow account. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks. During the third quarter of 1994, the Partnership finalized a refinancing of the existing mortgage loan with a new loan in the amount of $36,000,000. The new loan has an initial interest rate of 8.35% per annum, requires monthly principal and interest payments of $286,252 beginning September 1, 1994, and matures December 1, 2006, when the unpaid principal and interest balance is due. The refinancing resulted in net proceeds of approximately $22,300,000 (after retirement of the previous mortgage loan with an outstanding balance of approximately $13,000,000, and payment of a prepayment penalty of approximately $650,000 as discussed in Note 2(b)).
Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and is being released as required (approximately $6,658,000 released as of December 31, 1995), including interest earned, to fund certain costs of the renovation, restoration and remerchandising as discussed above. The remaining $11,100,000 of loan proceeds were used to replenish the Partnership's working capital for amounts paid to or escrowed on behalf of Saks and Bloomingdale's for their store renovations as discussed above.

     The Partnership is continuing to attempt to lease the vacant space in the mall, but the competitive nature of the surrounding retail area and the fact that the mall was in need of a renovation has extended the time period required to re-lease space in the mall as tenant leases expire and are not renewed. On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to a Chapter 11 bankruptcy petition. The Partnership bought the rights to the Conran's lease for $475,000 through the bankruptcy auction. During the first quarter of 1996, the Partnership executed a new lease agreement with a replacement tenant for the space previously occupied by Conran's. This new lease, with a term of 15 years, will require expenditures for tenant allowances of approximately $2,700,000 (included in the budgeted totals above).

     The Royal Executive Park II property produced sufficient cash flow to fund the Partnership's preferred level of return for 1995 and in addition, recovered a portion of the cumulative shortfall in this return since 1989. In early 1994, JWP (a tenant who had leased 78,000 square feet) filed for protection pursuant to a Chapter 11 bankruptcy petition and formally rejected its lease and vacated the remainder of its space in January 1995. However, all of this space has been re-leased to JWP's subtenants who have become direct tenants. As a result, the Partnership expects to receive its preferred level of return for 1996 in addition to a partial recovery of its cumulative shortfall in this return since 1989.

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive made a provision for value impairment of $25,378,894 at September 30, 1994 to reduce the net carrying value of the property to the then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed in Note 3(c).

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership expects to make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions. The Partnership has also sought or may seek additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near-term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to approximately $5,200,000 (net of the related lender escrows) utilized for renovation and remerchandising work, and $5,000,000 escrowed for Bloomingdale's renovation at Riverside Square Mall as described above and in Note 2(b). The decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995. Reference is made to
Note 1.

     The increase in rents and other receivables at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of the payment of rents collected from a certain department store at the Riverside Square Mall property.

     The decrease in escrow deposits as of December 31, 1995 as compared to December 31, 1994 is primarily due to approximately $6,658,000 of previously escrowed deposits utilized in 1995 to fund renovation costs, partially offset by $5,000,000 being escrowed for Bloomingdales' renovation and interest earned on escrowed funds at Riverside Square Mall. Reference is made to Note 2(b).

     The increase in building and improvements as of December 31, 1995 as compared to December 31, 1994 is primarily due to tenant improvements and renovation work of approximately $9,000,000 incurred in 1995 at Riverside Square Mall, as discussed above.

     The increase in the Partnership's investment in unconsolidated ventures and the Partnership's share of operations of unconsolidated ventures increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to a provision for value impairment recorded at the San Jose investment property at September 30, 1994 of approximately $944,000, of which the Partnership's share was approximately $472,000.

     The increase in deferred expenses at December 31, 1995 as compared to December 31, 1994 is primarily due to the classification of the $5,000,000 Bloomingdales' renovation payment at the Riverside Square Mall property as a deferred leasing cost as discussed above and in Note 2(b).

     The decrease in bank overdraft at December 31, 1995 as compared to December 31, 1994 is due to the repayment of such overdraft in 1995.

     The decrease in construction costs payable as of December 31, 1995 as compared to December 31, 1994, is primarily due to the renovation being substantially completed at the Riverside Square Mall property as discussed above and in Note 2(b).

     The increase in other liabilities at December 31, 1995 as compared to December 31, 1994 is due to the accrual of $5,000,000 (less amounts released as of December 31, 1995) to be paid to Bloomingdales related to its renovation at the Riverside Square Mall property as discussed above and in Note 2(b).

     The decrease in rental income and property operating expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the lender taking title to the Bank of Delaware building via a deed in lieu of foreclosure in November 1994. The decrease in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is partially offset by the receipt of a lease termination fee of approximately $300,000 in April 1995 at Riverside Square Mall. The decrease in rental income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to receiving two months less of rent at the Bank of Delaware building due to the lender taking title to the property via a deed in lieu of foreclosure in November 1994 and also due to lower average occupancy in 1994 at the Bank of Delaware building and the Riverside Square Mall property.

     The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to investments in U.S. Government obligations earning a higher effective yield in 1995. The increase in interest income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to approximately $203,000 of interest earned on escrowed funds and net loan proceeds related to the refinancing at Riverside Square Mall received September 1, 1994 as more fully discussed in Note 2(b).

     The increase in depreciation expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the increase in fixed assets due to the renovation at Riverside Square Mall as discussed above and in Note 2(b). The increase in depreciation expense for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to the depreciation taken in 1994 on the Saks Fifth Avenue building acquired in 1994 at the Riverside Square Mall property.

     The increase in property operating expenses for the year ended December 31, 1994 as compared to the year ended December 31, 1993 is primarily due to an increase in real estate taxes (partially recoverable from tenants) of approximately $140,000 and an increase in the provision for doubtful accounts of approximately $276,000 at the Riverside Square Mall property.

     The increase in amortization expense for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and December 31, 1993 is primarily due to the commencement in late 1994 of the amortization of certain capitalized expenses relating to the third quarter 1994 refinancing of the debt at Riverside Square Mall as more fully discussed in Note 2(b).

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and December 31, 1993 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior-year reimbursable costs to such affiliates. See Note 8.

     The Partnership's share of operations of unconsolidated ventures increased for the year ended December 31, 1994 as compared to the year ended December 31, 1993 primarily due to a provision for value impairment of approximately $15,550,000 recorded at the San Jose investment property at September 30, 1993 (of which the Partnership's share was approximately $7,775,000), partially offset by the provision for value impairment recorded at the San Jose investment property at September 30, 1994. See
Note 3(b).

     The gain on disposition of investment property for the year ended December 31, 1994 is due to the lender taking title to the Bank of Delaware building via a deed in lieu of foreclosure in November 1994. See Note 2(c).

     The $2,206,781 extraordinary item for the year ended December 31, 1994 is due to the refinancing of long-term debt at Riverside Square Mall. See
Note 2(b).

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.







ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                                     INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1995 and 1994
Statements of Operations, years ended December 31,
 1995, 1994 and 1993
Statements of Partners' Capital Accounts (Deficit),
  years ended December 31, 1995, 1994 and 1993
Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993
Notes to Financial Statements

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




                            ROYAL EXECUTIVE PARK II
                            (A GENERAL PARTNERSHIP)

                                     INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1995 and 1994
Statements of Operations, years ended December 31,
  1995, 1994 and 1993
Statements of Partners' Capital Accounts, years ended
  December 31, 1995, 1994 and 1993
Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993
Notes to Financial Statements

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XI at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.








                                              KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1996



                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS

                                              DECEMBER 31, 1995 AND 1994

                                                        ASSETS
                                                        ------
                                                                                    1995               1994
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . .      $  5,523,514         7,200,333
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . .             --            7,530,660
  Rents and other receivables, net of allowance for
    doubtful accounts of $511,404 in 1995 and
    $364,343 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,319,003         1,984,395
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            79,621            79,621
  Escrow deposits (note 2(b)). . . . . . . . . . . . . . . . . . . . . . .        10,105,790        11,508,793
                                                                                ------------       -----------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . .        18,027,928        28,303,802
                                                                                ------------       -----------

Investment properties, at cost (note 2, 4 and 7) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,796,561         3,796,561
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . .        70,665,239        61,610,179
                                                                                ------------       -----------

                                                                                  74,461,800        65,406,740
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .        14,927,070        12,951,168
                                                                                ------------       -----------

        Investment properties, net of accumulated depreciation . . . . . .        59,534,730        52,455,572
Investment in unconsolidated ventures, at equity
  (notes 1, 3 and 9) . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,487,628        24,512,608
Deferred expenses (note 2(b)). . . . . . . . . . . . . . . . . . . . . . .         5,749,718           929,683
                                                                                ------------       -----------

                                                                                $106,800,004       106,201,665
                                                                                ============       ===========



                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                                 ----------------------------------------------------

                                                                                    1995               1994
                                                                                ------------       -----------
Current liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      --              415,003
  Current portion of long-term debt (note 4) . . . . . . . . . . . . . . .           494,697           455,199
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           501,970           485,464
  Construction costs payable . . . . . . . . . . . . . . . . . . . . . . .           673,008         3,431,926
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           246,581           249,748
                                                                                ------------       -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .         1,916,256         5,037,340
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .            84,131            79,882
Other liabilities (note 2(b)). . . . . . . . . . . . . . . . . . . . . . .         4,434,509             --
Long-term debt, less current portion (note 4). . . . . . . . . . . . . . .        34,942,100        35,436,797
                                                                                ------------       -----------
Commitments and contingencies (notes 2, 3 and 7)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        41,376,996        40,554,019

Partners' capital accounts (deficit) (notes 1 and 5):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .         5,344,614         5,270,362
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .        (6,631,429)       (6,631,429)
                                                                                ------------       -----------
                                                                                  (1,285,815)       (1,360,067)
                                                                                ------------       -----------
  Limited partners (173,411 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . .       156,493,238       156,493,238
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .        27,422,838        25,640,796
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (117,207,253)     (115,126,321)
                                                                                ------------       -----------
                                                                                  66,708,823        67,007,713
                                                                                ------------       -----------
        Total partners' capital accounts . . . . . . . . . . . . . . . . .        65,423,008        65,647,646
                                                                                ------------       -----------
                                                                                $106,800,004       106,201,665
                                                                                ============       ===========


                                    See accompanying notes to financial statements.


                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 1995              1994               1993
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $11,822,997        13,022,234         13,836,131
  Interest income. . . . . . . . . . . . . . . . . . . .        1,092,288         1,026,602            781,907
                                                              -----------       -----------        -----------
                                                               12,915,285        14,048,836         14,618,038
                                                              -----------       -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        2,976,655         2,803,351          2,428,737
  Depreciation . . . . . . . . . . . . . . . . . . . . .        1,975,902         1,726,612          1,574,625
  Property operating expenses. . . . . . . . . . . . . .        8,110,731         8,778,556          8,300,029
  Professional services. . . . . . . . . . . . . . . . .          277,837           343,023            285,158
  Amortization of deferred expenses. . . . . . . . . . .          191,592            86,376            105,130
  General and administrative . . . . . . . . . . . . . .          399,979           275,525            246,493
                                                              -----------       -----------        -----------
                                                               13,932,696        14,013,443         12,940,172
                                                              -----------       -----------        -----------
        Operating earnings (loss). . . . . . . . . . . .       (1,017,411)           35,393          1,677,866
Partnership's share of operations of
  unconsolidated ventures (notes 1 and 3). . . . . . . .        2,873,705         2,617,210         (4,262,005)
                                                              -----------       -----------        -----------
        Net operating earnings (loss). . . . . . . . . .        1,856,294         2,652,603         (2,584,139)
Gain on disposition of investment
  property (note 2(c)) . . . . . . . . . . . . . . . . .            --              447,650              --
                                                              -----------       -----------        -----------
        Net operating earnings (loss) before
          extraordinary item . . . . . . . . . . . . . .        1,856,294         3,100,253         (2,584,139)
Extraordinary item (note 2(b)) . . . . . . . . . . . . .            --           (2,206,791)             --
                                                              -----------       -----------        -----------
        Net earnings (loss). . . . . . . . . . . . . . .      $ 1,856,294           893,462         (2,584,139)
                                                              ===========       ===========        ===========
        Net earnings (loss) per limited
          partnership interest (note 1):
          Net operating earnings (loss). . . . . . . . .      $     10.28             14.60             (15.65)
          Gain on disposition of investment
            property . . . . . . . . . . . . . . . . . .            --                 2.56              --
          Extraordinary item . . . . . . . . . . . . . .            --               (12.22)             --
                                                              -----------       -----------        -----------
            Net earnings (loss). . . . . . . . . . . . .      $     10.28              4.94             (15.65)
                                                              ===========       ===========        ===========































                                    See accompanying notes to financial statements.


                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                        YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                    GENERAL PARTNERS                                  LIMITED PARTNERS (NOTE 1)
                ---------------------------------------------------   --------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                                                                          NET OF        NET
                CONTRI-       NET          CASH                          OFFERING     EARNINGS        CASH
                BUTIONS     EARNINGS   DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1992. . . . .   $1,000     5,104,004    (6,631,429)    (1,526,425)   156,493,238    27,497,831   (110,964,457) 73,026,612

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --        (2,080,932) (2,080,932)
Net earnings
 (loss)
 (note 5). . .     --         129,884         --           129,884          --       (2,714,023)         --     (2,714,023)
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1993. . . . .    1,000     5,233,888    (6,631,429)    (1,396,541)   156,493,238    24,783,808   (113,045,389) 68,231,657

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --        (2,080,932) (2,080,932)
Net earnings
 (note 5). . .     --          36,474         --            36,474          --          856,988          --        856,988
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------
Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --        (2,080,932) (2,080,932)
Net earnings
 (note 5). . .     --          36,474         --            36,474          --          856,988          --        856,988
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1994. . . . .    1,000     5,270,362    (6,631,429)    (1,360,067)   156,493,238    25,640,796   (115,126,321) 67,007,713

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --        (2,080,932) (2,080,932)
Net earnings
 (note 5). . .     --          74,252         --            74,252          --        1,782,042          --      1,782,042
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1995. . . . .   $1,000     5,344,614    (6,631,429)    (1,285,815)   156,493,238    27,422,838   (117,207,253) 66,708,823
                 ======    ==========    ==========     ==========    ===========   ===========   ============ ===========

                                       See accompanying notes to financial statements.


                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                                  STATEMENTS OF CASH FLOWS
                                        YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                  1995              1994              1993
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $ 1,856,294            893,462        (2,584,139)
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .        1,975,902          1,726,612         1,574,625
    Amortization of deferred expenses. . . . . . . . . .          191,592             86,376           105,130
    Amortization of discounts on long-term debt. . . . .            --               101,110           161,195
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . .        1,008,416           (827,598)        7,609,901
    Non-cash gain on disposition of investment
      property (note 2(c)) . . . . . . . . . . . . . . .            --            (1,128,591)            --
    Extraordinary item (note 2(b)) . . . . . . . . . . .            --             2,206,791             --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .         (334,608)          (511,436)          (60,907)
    Prepaid expenses . . . . . . . . . . . . . . . . . .            --               205,931           (28,888)
    Escrow deposits. . . . . . . . . . . . . . . . . . .         (820,114)          (330,151)            --
    Accounts payable . . . . . . . . . . . . . . . . . .           16,506            229,990          (226,193)
    Accrued interest payable . . . . . . . . . . . . . .           (3,167)         1,006,931           (85,540)
    Tenant security deposits . . . . . . . . . . . . . .            4,249             18,578           (11,035)
                                                              -----------        -----------       -----------
          Net cash provided by
            operating activities . . . . . . . . . . . .        3,895,070          3,678,005         6,454,149
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . . . . . . .        7,530,660         16,150,680        (6,254,572)
  Net escrow for construction
    related costs (note 2(b)). . . . . . . . . . . . . .        2,223,117              --                --
  Additions to investment properties,
    including construction related payables. . . . . . .      (11,813,978)       (19,596,334)       (1,568,908)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . . .        1,250,000              --            1,350,425
  Partnership's contributions to
    unconsolidated ventures. . . . . . . . . . . . . . .       (1,233,436)        (1,557,469)            --
  Payment of deferred expenses (note 2(b)) . . . . . . .         (577,118)          (760,391)          (17,094)
                                                              -----------        -----------       -----------
          Net cash used in investing
            activities . . . . . . . . . . . . . . . . .       (2,620,755)        (5,763,514)       (6,490,149)
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Cash proceeds from refinancing of
    long-term debt (note 2(b)) . . . . . . . . . . . . .            --            11,102,785             --
  Bank overdraft . . . . . . . . . . . . . . . . . . . .         (415,003)           415,003             --
  Principal payments on long-term debt . . . . . . . . .         (455,199)          (418,141)         (430,021)
  Distributions to limited partners. . . . . . . . . . .       (2,080,932)        (2,080,932)       (2,080,932)
                                                              -----------        -----------       -----------

          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .       (2,951,134)         9,018,715        (2,510,953)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .       (1,676,819)         6,933,206        (2,546,953)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        7,200,333            267,127         2,814,080
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $ 5,523,514          7,200,333           267,127
                                                              ===========        ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest . . . . . .      $ 2,979,823          1,695,310         2,353,082
                                                              ===========        ===========       ===========
Non-cash investing and financing activities:
   Disposition of investment property note 2(c):
     Balance due on long-term debt cancelled . . . . . .      $     --             9,500,000             --
     Accrued interest expense on accelerated
       long-term debt. . . . . . . . . . . . . . . . . .            --               862,422             --
     Reduction of investment property. . . . . . . . . .            --            (8,955,641)            --
     Reduction of deferred expenses. . . . . . . . . . .            --               (29,099)            --
     Reduction of other assets . . . . . . . . . . . . .            --              (249,091)            --
                                                              -----------        -----------        ----------
          Non-cash gain recognized due to
            lender realizing upon security . . . . . . .      $     --             1,128,591             --
                                                              ===========        ===========        ==========
   Increase in deferred costs due to escrow
     of funds for payment of inducement  . . . . . . . .      $ 5,000,000              --                --
     Net increase in other liabilities . . . . . . . . .       (4,434,509)             --                --
                                                              -----------        -----------        ----------
          Payments of inducement from
            escrowed funds (Note 2(b)) . . . . . . . . .      $   565,491              --                --
                                                              ===========        ===========        ==========
  Refinancing of long-term debt, note 2(b):
    Proceeds of refinancing, net of
      refinancing costs. . . . . . . . . . . . . . . . .      $     --            35,913,859             --
    Retirement of debt, net of discount. . . . . . . . .            --           (12,983,269)            --
    Proceeds escrowed. . . . . . . . . . . . . . . . . .            --           (11,178,642)            --
    Prepayment penalty . . . . . . . . . . . . . . . . .            --              (649,163)            --
                                                              -----------        -----------       -----------
          Cash proceeds from refinancing of
            long-term debt . . . . . . . . . . . . . . .      $     --            11,102,785             --
                                                              ===========        ===========       ===========






























                                       See accompanying notes to financial statements.


                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in Royal Executive Park II ("Royal Executive") and JMB/San Jose Associates ("San Jose") (note 3). Accordingly, the accompanying financial statements do not include the accounts of Royal Executive and San Jose.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:





                                                           1995                                  1994
                                           ------------------------------        ------------------------------
                                                               TAX BASIS
                                            GAAP BASIS        (Unaudited)        GAAP BASIS          TAX BASIS
                                           ------------       -----------       ------------        -----------
Total assets . . . . . . . . . . . . .     $106,800,004       129,176,609       106,201,665        128,698,902

Partners' capital accounts
  (deficit) (note 5):
    General partners . . . . . . . . .       (1,285,815)       (1,478,591)       (1,360,067)        (1,524,886)
    Limited partners . . . . . . . . .       66,708,823        89,438,466        67,007,713         90,408,334

Net earnings (loss) (note 5):
    General partners . . . . . . . . .           74,252            46,294            36,474            (45,180)
    Limited partners . . . . . . . . .        1,782,042         1,111,065           856,988         (4,652,014)

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .            10.28              6.41              4.94             (26.83)
                                            ===========      ============       ===========        ===========





     The net earnings (loss) per limited partnership interest is based upon the number of limited partnership interests outstanding at the end of the period (173,411). Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,987,126 and $7,200,333 at December 31, 1995 and 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of loan fees and lease commissions and an inducement which are amortized over the terms stipulated in the related agreements using the straight-line method.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in the minimum lease payments over the term of the lease, rental income is accrued for the full period of occupancy on a straight-line basis.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $35,436,797, has been calculated to have an SFAS 107 value of $37,045,409 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation.


(2)  INVESTMENT PROPERTIES

     (a)  General

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center.
In November 1994, the lender realized upon its security interest and took title to the Bank of Delaware building via a deed in lieu of foreclosure (note 2(c)). All of the remaining properties were in operation at December 31, 1995. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:
                                                               YEARS
                                                               -----

        Building and Improvements -- straight-line . . . . .     30
        Personal property -- straight-line . . . . . . . . .      5
                                                                 ==

     The investment properties are pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     Maintenance and repairs are generally charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     During March 1995, Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. SFAS 121, when effective, will require that the Partnership record an impairment loss on its long-lived asset to be held and used whenever its carrying value cannot be fully recovered through estimated undiscounted future cash flows from operations and sale. The amount of the impairment loss to be recognized would be the difference between the long-lived asset's carrying value and the asset's estimated fair value. Any long-lived asset identified as "to be disposed of" would no longer be depreciated. Adjustments for impairment loss would be made in each period as necessary to report this asset at the lower of carrying value and fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There would be no assurance that any estimated fair value of this asset would ultimately be obtained by the Partnership in any future sale or disposition transaction.

     Under the current impairment policy, provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. The amount of any such impairment loss recognized by the Partnership is limited to the excess, if any, of the property's carrying value over the outstanding balance of the property's non-recourse indebtedness. An impairment loss under SFAS 121 would be determined without regard to the nature or the balance of such non-recourse indebtedness. Upon the disposition of a property with the related extinguishment of the long-term debt for which an impairment loss has been recognized under SFAS 121, the Partnership would recognize, at a minimum, a net gain (comprised of gain on extinguishment of debt and gain or loss on sale or disposition of property) for financial reporting purposes to the extent of any excess of the then outstanding balance of the property's non-recourse indebtedness over the then carrying value of the property, including the effect of any reduction for impairment loss under SFAS 121.

     The Partnership will adopt SFAS 121 as required in the first quarter of 1996. Based upon the Partnership's current assessment of the full impact of adopting SFAS 121, it is not anticipated that any significant additional provisions for value impairment would be required for the property owned by the Partnership or by the Partnership's unconsolidated ventures in the first period of implementation of SFAS 121. In addition, upon the disposition of an impaired property, the Partnership would generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's current impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this new accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss would not be recognized for Federal income tax purposes.

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

     During the third quarter of 1994, the Partnership finalized a refinancing of the first mortgage loan with a new loan in the amount of $36,000,000 which resulted in net proceeds of approximately $22,300,000.
Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and is being released as required, including interest, to fund certain costs of the renovation and restoration as discussed below. Approximately $6,658,000 has been released as of December 31, 1995 and an additional $1,367,000 has been released as of the date of this report. The remaining $11,100,000 of loan proceeds were used to replenish the Partnership's working capital for amounts paid to or escrowed on behalf of Saks and Bloomingdale's for their store renovations as discussed below. Additionally, the Partnership recorded, in 1994, an extraordinary loss on refinancing of $2,206,791 representing the write-off of unamortized discount on the original mortgage loan of $1,557,628 and a $649,163 prepayment penalty.

     The Partnership has substantially completed its renovation of Riverside Square Mall as well as its restoration of the parking deck (at approximately final costs of $13,500,000 and $7,000,000, respectively) and is continuing to remerchandise the center. The Partnership expects the renovation to be fully complete by the end of March 1996. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdale's, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for its store renovation in the amount of $6,100,000; and in August 1995, the Partnership escrowed $5,000,000, reflected as a deferred leasing cost, (approximately $565,000 of which has been released as of December 31, 1995) for Bloomingdale's store renovation, which has commenced and will be substantially underway in early 1996. The Partnership has accrued the unfunded amount payable to Bloomingdale's as of December 31, 1995 and recorded such amounts as a deferred expense in the accompanying balance sheet. An additional $227,000 has been released in 1996 as fundings to Bloomingdales will be made as their construction progresses. Interest earned on the escrowed funds will be remitted to the Partnership upon termination of the escrow account. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks.

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


(3)  VENTURE AGREEMENTS

     (a)  General

     The Partnership at December 31, 1995 is a party to two operating venture agreements (San Jose and Royal Executive) and has made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     (b)  San Jose

     The Partnership has acquired, through San Jose, an interest in an existing office building complex in San Jose, California (Park Center Financial Plaza) consisting of ten office buildings, a parking and retail building (185 Park Avenue) and two parking structures.

     In September 1986, San Jose obtained a mortgage loan in the amount of $25,000,000 secured by the 150 Almaden and 185 Park Avenue buildings and certain parking areas. Due to the scheduled maturity of the loan, San Jose, during the fourth quarter of 1994, finalized a loan extension and modification. The refinancing resulted in the 1994 partial paydown of the outstanding principal balance in the amount of $2.5 million.

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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure their position in obtaining the garage pursuant to the laws of eminent domain. In late 1995, San Jose and the Agency reached a mutually acceptable agreement on the transfer of the garage. In March 1996, the sale was consummated. Under the transfer agreement, San Jose will receive replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,000,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,000,000 and $900,000, respectively, will be allocable to the Partnership.

     In October 1995, San Jose elected to repay the mortgage obligations (originally scheduled to mature in September 2000) securing the portion of the complex on which the 100-130 Buildings are located as well as a portion of the garage. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.

After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex. Tenants occupying approximately 49,000 square feet (approximately 11% of the buildings) of the Park Center Plaza investment property have leases that expire in 1996, for which there can be no assurance of renewals. New leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy which would result in a decrease in cash flow from operations over the near-term. San Jose notified the tenants in and invitees to the Park Center Plaza complex that some of the buildings, particularly the 100-130 Park Center Plaza Buildings and the garage below them, could pose a life safety hazard under certain unusually intense earthquake conditions. While the buildings and the garage were designed to comply with the applicable codes for the period in which they were constructed, and there is no legal requirement to upgrade the buildings for seismic purposes, San Jose has worked with consultants to analyze ways in which such a potential life safety hazard could be reduced. In order to reduce any potential life safety hazard that may occur during unusually intense earthquake conditions, San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be $1,200,000 (included in the budgeted totals above) of which the Partnership's share is $600,000. Such work began in December 1995 and should be completed by mid 1996.

     San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions at September 30, 1994 were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing. Additionally, at September 30, 1993, San Jose recorded a provision for value impairment on the 150 Almaden and 185 Park Avenue buildings and certain parking areas of $15,549,935 to reduce the net carrying value of these buildings to the then outstanding balance of related non-recourse financing.

     During December 1995, San Jose entered into a non-binding letter of intent for the sale of the 190 San Fernando Building to an independent third party. In March 1996, the sale was consummated. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $772,000 for financial reporting purposes in 1996, of which approximately $386,000 will be allocable to the Partnership. San Jose will recognize a loss of approximately $12,000 for Federal income tax purposes in 1996 of which approximately $6,000 will be allocable to the Partnership.

     (c)  Royal Executive

     In December 1985, the Partnership entered into a commitment to fund a $27,000,000 convertible first mortgage note on a three building office park then under construction in Rye Brook, New York (Royal Executive Park II). The first mortgage note called for monthly installments of interest only at a rate of 10% through the period of equity conversion.

     During February 1987, the Partnership exercised its option of converting the $27,000,000 mortgage into an ownership position. Upon the conversion of the mortgage note, the Partnership entered into a joint venture (Royal Executive) with the borrower (joint venture partners). Pursuant to the terms of the venture agreement, until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions is subject to the actual operations of the property. The Partnership is entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available operating cash flow before any cash flow distributions are made to the venture partner. The cumulative deficiency in the preferred annual return is approximately $4,400,000 at December 31, 1995. The Royal Executive venture agreement further provides that the Partnership is entitled to priority level of distribution of sale and refinancing proceeds of $27,000,000 plus the cumulative deficiency in its preferred annual return.

     Net operating income (as defined) of the joint venture, in general, will be allocated in proportion to, and to the extent of, distributions and then based on relative ownership percentages. Operating losses, in general, will be first allocated to the joint venture partners to the extent of any additional contributions made to fund operations or the Partnership's guaranteed return. Remaining losses, if any, will be allocated based upon relative ownership interests. Depreciation and amortization will be allocated based upon the relative ownership interests.

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive made a provision for value impairment of $25,378,894 at September 30, 1994 to reduce the net carrying value of the property to the then estimated valuation. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed above.

     Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership, who managed the property until December 1994 for a fee computed as a percentage of certain revenues. In December 1994, this affiliated property manager sold substantially all of its assets and assigned its interest in its Management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property is acting as the manager of the property on the same terms that existed prior to the sale.


(4)  LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1995 and 1994:

                                                       1995           1994
                                                    ----------     ----------
8.35% mortgage note, secured by Riverside
 Square Mall in Hackensack, New Jersey;
 payable in monthly installments of
 principal and interest of $286,252
 through December 1, 2006, the scheduled
 maturity date at which time the unpaid
 principal and interest is due (note 2(b)) . . .   $35,436,797     35,891,996

Less current portion of long-term debt . . . . .       494,697        455,199
                                                   -----------     ----------
          Total long-term debt . . . . . . . . .   $34,942,100     35,436,797
                                                   ===========     ==========

     Five year maturities of long-term debt are summarized as follows for the years ending:

                  1996 . . . . . . . . . . . .     $ 494,697
                  1997 . . . . . . . . . . . .       537,623
                  1998 . . . . . . . . . . . .       584,273
                  1999 . . . . . . . . . . . .       634,971
                  2000 . . . . . . . . . . . .       690,068
                                                    ========


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


(7)  LEASES

     At December 31, 1995, the Partnership's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the properties, excluding the cost of the land, is depreciated over the estimated useful lives. Leases with tenants range in term from one to thirty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependant upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                   1996. . . . . . . . . . . .   $ 5,140,135
                   1997. . . . . . . . . . . .     5,335,838
                   1998. . . . . . . . . . . .     5,039,511
                   1999. . . . . . . . . . . .     4,661,073
                   2000. . . . . . . . . . . .     4,181,700
                   Thereafter. . . . . . . . .    15,615,106
                                                 -----------
                       Total . . . . . . . . .   $39,973,363
                                                 ===========

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

                      1993 . . . . . . . .       $302,809
                      1994 . . . . . . . .        274,431
                      1995 . . . . . . . .        210,903
                                                 ========


(8)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:




                                                                                                    UNPAID AT
                                                                                                   DECEMBER 31,
                                                    1995            1994             1993             1995
                                                  --------        --------         --------      --------------
Property management and
  leasing fees . . . . . . . . . . . . . .        $236,845         608,703          325,429           108,000
Insurance commissions. . . . . . . . . . .          44,370          45,765           54,473             --
Reimbursement (at cost) for
  accounting services. . . . . . . . . . .          99,195          74,653           74,994             --
Reimbursement (at cost) for
  portfolio management
  services . . . . . . . . . . . . . . . .          19,685          30,506            --                --
Reimbursement (at cost) for
  legal services . . . . . . . . . . . . .           4,942          33,071           12,099             --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses . . . . . .         124,906           6,002           23,572            59,577
                                                  --------        --------         --------           -------

                                                  $529,943         798,700          490,567           167,577
                                                  ========        ========         ========           =======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $50,480 that had not previously been reimbursed.




     The General Partners have deferred receipt of certain of their distributions (see note 5) of net cash flow of the Partnership. The amount of such deferred distributions aggregated $1,554,921 as of December 31, 1995. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. In addition, in 1994, an affiliate of the General Partner deferred $300,000 in leasing fees at Riverside Square Mall pursuant to the management agreement (note 6). Of this amount, $192,000 was paid during 1995. The remaining amount or amounts currently payable do not bear interest and may be paid in future periods.

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(9)  INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary of combined financial information for San Jose and Royal Executive (note 3) as of and for the years ended December 31, 1995 and 1994 are as follows:

                                             1995               1994
                                         ------------        -----------

  Current assets . . . . . . . . . .     $  6,893,093          8,388,581
  Current liabilities. . . . . . . .         (579,280)        (1,409,508)
                                         ------------        -----------
      Working capital. . . . . . . .        6,313,813          6,979,073
                                         ------------        -----------
  Investment property, net . . . . .       52,505,109         54,189,046
  Other assets, net. . . . . . . . .        1,287,438          1,585,304
  Long-term debt . . . . . . . . . .      (23,431,863)       (25,880,881)
  Other liabilities. . . . . . . . .         (216,518)          (239,741)
  Venture partners' equity . . . . .      (12,970,351)       (12,120,193)
                                         ------------        -----------
      Partnership's capital. . . . .     $ 23,487,628         24,512,608
                                         ============        ===========
  Represented by:
    Invested capital . . . . . . . .     $ 77,738,617         76,505,181
    Cumulative distributions . . . .      (41,365,645)       (36,233,524)
    Cumulative losses. . . . . . . .      (12,885,344)       (15,759,050)
                                         ------------        -----------
                                         $ 23,487,628         24,512,607
                                         ============        ===========
  Total income . . . . . . . . . . .     $ 15,525,621         15,799,775
                                         ============        ===========
  Expenses applicable to
    operating loss . . . . . . . . .     $ 12,090,055         38,119,456
                                         ============        ===========
  Net earnings (loss). . . . . . . .     $  3,435,566        (22,319,680)
                                         ============        ===========

     Reference is made to note 3(b) regarding the provision for value impairment of $944,335 which was recorded in 1994 by San Jose and to 3(c) regarding the provision for value impairment of $25,378,894 which was recorded in 1994 by Royal Executive.

     The total income, expenses related to operating loss and net loss for the above-mentioned ventures for the year ended December 31, 1993 were $16,499,948, $28,375,860 and $11,875,912, respectively.


(10)  SUBSEQUENT EVENTS

     (a)  Distribution to Partners

     In February 1996, the Partnership paid a distribution of $520,233 ($3.00 per Interest) to the Limited Partners.

     (b)  San Jose

     During December 1995, San Jose entered into a non-binding letter of intent for the sale of the 190 San Fernando Building to an independent third party. In March 1996, the sale was consummated. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $772,000 for financial reporting purposes in 1996, of which approximately $386,000 will be allocable to the Partnership. San Jose will recognize a loss of approximately $12,000 for Federal income tax purposes in 1996 of which approximately $6,000 will be allocable to the Partnership.

     In March 1996, the Redevelopment Agency of the City of San Jose, pursuant to the laws of eminent domain, purchased one of the parking garage structures in the San Jose office complex for $4,090,000. San Jose will recognize a gain of approximately $2,000,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,000,000 and $900,000, respectively, will be allocable to the Partnership (see Note 3(b)).




                                                                                                   SCHEDULE III
                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                       REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1995

                                                                   COSTS
                                                                CAPITALIZED
                                          INITIAL COST TO      SUBSEQUENT TO         GROSS AMOUNT AT WHICH CARRIED
                                          PARTNERSHIP (A)     ACQUISITION(B)              AT CLOSE OF PERIOD
                                      ----------------------- --------------    -------------------------------------
                                                  BUILDINGS     BUILDINGS                     BUILDINGS
                                                    AND           AND                            AND
                     ENCUMBRANCE       LAND      IMPROVEMENTS  IMPROVEMENTS         LAND     IMPROVEMENTS   TOTAL (C)
                     -----------    -----------  ------------ --------------     ----------  ------------  ----------
SHOPPING CENTER:
 Hackensack,
  New Jersey . . .   $35,436,797      3,796,561    30,880,649     39,784,590      3,796,561   70,665,239   74,461,800
                     ===========      =========    ==========     ==========      =========   ==========   ==========



                                                                                        SCHEDULE III - CONTINUED
                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                         LIFE ON WHICH
                                                                                         DEPRECIATION
                                                                                          IN LATEST
                                                                                         STATEMENT OF         1995
                                       ACCUMULATED             DATE OF       DATE         OPERATION       REAL ESTATE
                                      DEPRECIATION(D)       CONSTRUCTION   ACQUIRED      IS COMPUTED         TAXES
                                     ----------------       ------------  ----------   ---------------    -----------
SHOPPING CENTER:
 Hackensack,
  New Jersey . . . . . . . . . . . . .   $14,927,070            1977        10-19-83        5-30 years      1,671,550
                                         ===========                                                        =========

-------------

Notes:
        (A)  The initial cost to the Partnership represents the original purchase price of the properties (net of unamortized discount based upon an imputed interest rate), including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was $77,246,208.



                                                                                        SCHEDULE III - CONTINUED
                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                       REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1995

(C)    Reconciliation of real estate owned:

                                                                      1995              1994               1993
                                                                  ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . . . .       $65,406,740        57,782,585        56,213,677
      Additions during period. . . . . . . . . . . . . . . .         9,055,060        23,028,260         1,568,908
      Dispositions during period . . . . . . . . . . . . . .             --          (15,404,105)            --
                                                                   -----------       -----------        ----------
      Balance at end of period . . . . . . . . . . . . . . .       $74,461,800        65,406,740        57,782,585
                                                                   ===========       ===========        ==========

(D)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . . .       $12,951,168        17,673,020        16,098,395
      Depreciation expense . . . . . . . . . . . . . . . . .         1,975,902         1,726,612         1,574,625
      Accumulated depreciation written-off at
        Bank of Delaware . . . . . . . . . . . . . . . . . .             --           (6,448,464)            --
                                                                   -----------       -----------        ----------

      Balance at end of period . . . . . . . . . . . . . . .       $14,927,070        12,951,168        17,673,020
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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Executive Park II at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                  KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996



                                                ROYAL EXECUTIVE PARK II
                                                (A GENERAL PARTNERSHIP)

                                                    BALANCE SHEETS

                                              DECEMBER 31, 1995 AND 1994

                                                        ASSETS
                                                        ------

                                                                                   1995               1994
                                                                               ------------       ------------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . .      $   707,938            728,964
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . .            --                98,281
  Rents and other receivables, net of allowance for
    doubtful accounts of $59,660 in 1995 and
    $193,379 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,018,348          1,579,627
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           11,316             15,686
                                                                                -----------        -----------

          Total current assets . . . . . . . . . . . . . . . . . . . . . .        1,737,602          2,422,558
                                                                                -----------        -----------

Investment property, at cost (notes 1 and 2) - Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,569,125          2,569,125
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . .       32,937,958         32,751,062
                                                                                -----------        -----------

                                                                                 35,507,083         35,320,187
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .       13,957,866         13,044,923
                                                                                -----------        -----------

          Total investment property,
            net of accumulated depreciation. . . . . . . . . . . . . . . .       21,549,217         22,275,264
                                                                                -----------        -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          413,431            719,047
                                                                                -----------        -----------

                                                                                $23,700,250         25,416,869
                                                                                ===========        ===========



                                                ROYAL EXECUTIVE PARK II
                                                (A GENERAL PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED

                                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                      ------------------------------------------

                                                                                   1995               1994
                                                                               ------------       ------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   256,235            412,831
                                                                                -----------        -----------

          Total current liabilities. . . . . . . . . . . . . . . . . . . .          256,235            412,831

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .          167,648            167,648
                                                                                -----------        -----------
Commitments and contingencies (note 2)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .          423,883            580,479

Partners' capital accounts (notes 1 and 2) . . . . . . . . . . . . . . . .       23,276,367         24,836,390
                                                                                -----------        -----------


                                                                                $23,700,250         25,416,869
                                                                                ===========        ===========




















                                    See accompanying notes to financial statements.


                                                ROYAL EXECUTIVE PARK II
                                                (A GENERAL PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                 1995              1994                1993
                                                              -----------       -----------        -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $ 6,281,703         6,517,638          6,129,400
  Interest income. . . . . . . . . . . . . . . . . . . .           61,472            11,318              1,213
                                                              -----------       -----------        -----------

                                                                6,343,175         6,528,956          6,130,613
                                                              -----------       -----------        -----------

Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . . .          912,943           897,428          1,825,448
  Property operating expenses. . . . . . . . . . . . . .        3,041,478         3,355,481          2,782,717
  Amortization of deferred expenses. . . . . . . . . . .          371,516           100,234            177,822
  Provision for value impairment (note 1). . . . . . . .            --           25,378,894              --
                                                              -----------       -----------        -----------

                                                                4,325,937        29,732,037          4,785,987
                                                              -----------       -----------        -----------

          Net earnings (loss). . . . . . . . . . . . . .      $ 2,017,238       (23,203,081)         1,344,626
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


                                                ROYAL EXECUTIVE PARK II
                                                (A GENERAL PARTNERSHIP)

                                       STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                                                  UNAFFILIATED
                                                                     VENTURE            JMB-XI              TOTAL
                                                                  -------------       -----------       -----------

Balance at December 31, 1992 . . . . . . . . . . . . . . . . .      $32,113,852        19,399,821        51,513,673

Capital contributions. . . . . . . . . . . . . . . . . . . . .          209,967             --              209,967
Cash distributions . . . . . . . . . . . . . . . . . . . . . .            --           (3,698,321)       (3,698,321)
Net earnings (loss) (note 2) . . . . . . . . . . . . . . . . .       (1,003,638)        2,348,264         1,344,626
                                                                    -----------       -----------       -----------

Balance at December 31, 1993 . . . . . . . . . . . . . . . . .       31,320,181        18,049,764        49,369,945

Capital contributions. . . . . . . . . . . . . . . . . . . . .          459,138             --              459,138
Cash distributions . . . . . . . . . . . . . . . . . . . . . .            --           (1,789,612)       (1,789,612)
Net earnings (loss) (note 2) . . . . . . . . . . . . . . . . .      (25,378,591)        2,175,510       (23,203,081)
                                                                    -----------       -----------       -----------

Balance at December 31, 1994 . . . . . . . . . . . . . . . . .        6,400,728        18,435,662        24,836,390

Capital contributions. . . . . . . . . . . . . . . . . . . . .          304,860             --              304,860
Cash distributions . . . . . . . . . . . . . . . . . . . . . .            --           (3,882,121)       (3,882,121)
Net earnings (loss) (note 2) . . . . . . . . . . . . . . . . .         (147,303)        2,164,541         2,017,238
                                                                    -----------       -----------       -----------

Balance at December 31, 1995 . . . . . . . . . . . . . . . . .      $ 6,558,285        16,718,082        23,276,367
                                                                    ===========       ===========       ===========







                                    See accompanying notes to financial statements.


                                                ROYAL EXECUTIVE PARK II
                                                (A GENERAL PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS

                                     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                  1995              1994               1993
                                                              -----------       -----------        -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $ 2,017,238       (23,203,081)         1,344,626
  Items not requiring (providing) cash:
    Depreciation . . . . . . . . . . . . . . . . . . . .          912,943           897,428          1,825,448
    Amortization of deferred expenses. . . . . . . . . .          371,516           100,234            177,822
    Provision for value impairment . . . . . . . . . . .            --           25,378,894              --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .          561,279          (607,899)                72
    Prepaid expenses . . . . . . . . . . . . . . . . . .            4,370            (1,110)              (946)
    Accounts payable . . . . . . . . . . . . . . . . . .         (156,596)         (145,199)           430,787
    Tenant security deposits . . . . . . . . . . . . . .            --               47,111              1,817
                                                              -----------       -----------        -----------
        Net cash provided by
          operating activities . . . . . . . . . . . . .        3,710,750         2,466,378          3,779,626

Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments. . . . . . . . . . . . . .           98,281           (98,281)             --
  Additions to investment property . . . . . . . . . . .         (186,896)         (525,677)          (124,624)
  Payment of deferred expenses . . . . . . . . . . . . .          (65,900)         (231,425)           (31,960)
                                                              -----------       -----------        -----------
        Net cash used in
          investing activities . . . . . . . . . . . . .         (154,515)         (855,383)          (156,584)
                                                              -----------       -----------        -----------



                                                ROYAL EXECUTIVE PARK II
                                                (A GENERAL PARTNERSHIP)

                                         STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1995              1994               1993
                                                              -----------       -----------        -----------
Cash flows from financing activities:
  Capital contributed to venture . . . . . . . . . . . .          304,860           459,138            209,966
  Distributions to partners. . . . . . . . . . . . . . .       (3,882,121)       (1,789,612)        (3,698,321)
                                                              -----------       -----------        -----------

        Net cash used in financing activities. . . . . .       (3,577,261)       (1,330,474)        (3,488,355)
                                                              -----------       -----------        -----------
        Net increase (decrease) in cash and
          cash equivalents . . . . . . . . . . . . . . .          (21,026)          280,521            134,687

        Cash and cash equivalents,
          at beginning of year . . . . . . . . . . . . .          728,964           448,443            313,756
                                                              -----------       -----------        -----------
        Cash and cash equivalents,
          at end of year . . . . . . . . . . . . . . . .      $   707,938           728,964            448,443
                                                              ===========       ===========        ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . .      $     --                --                 --
                                                              ===========       ===========        ===========
  Non-cash investing and financing activity. . . . . . .      $     --                --                 --
                                                              ===========       ===========        ===========


















                                    See accompanying notes to financial statements.


                            ROYAL EXECUTIVE PARK II
                            (A GENERAL PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, Royal Executive Park II venture ("Venture"), in which JMB Income Properties, Ltd.-XI ("JMB Income-XI") and an unaffiliated venture are the partners.

     Royal Executive Park II holds an equity investment in commercial real estate property in the City of Rye Brook, New York. Business activities consist of rentals to a wide variety of commercial companies, and the ultimate sale or disposition of such real estate.

     The Venture's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Venture's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Venture. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:





                                                          1995                                  1994
                                            -----------------------------        -----------------------------
                                                              TAX BASIS
                                            GAAP BASIS       (UNAUDITED)        GAAP BASIS           TAX BASIS
                                           ------------      -----------       ------------        -----------
Total assets . . . . . . . . . . . . .      $23,700,250        21,262,818        25,416,869         23,202,375

Partners' capital accounts . . . . . .       23,276,367        20,838,960        24,836,390         22,632,417

Net earnings (loss). . . . . . . . . .        2,017,238         1,783,804       (23,203,081)         1,350,121
                                            ===========       ===========        ==========         ==========





     Statement of Financial Accounting Standards No. 95 requires the Venture to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the Venture records amounts held in U.S. Government obligations at cost, which approximates market. For purposes of these statements, the Venture's policy is to consider all such amounts held with original maturities of three months or less ($0 at December 31, 1995 and $692,065 at December 31, 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Therefore, the Partnership does not anticipate any effect on its financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     In 1994, the Venture recorded a provision for value impairment of $25,378,894.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the Venture.


(2)  VENTURE AGREEMENT

      A description of the acquisition of the property and the venture agreement is contained in Note 3(c) of the financial statements of JMB Income - XI. Such note is incorporated herein by reference.


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


(4)  LEASES

     At December 31, 1995, the Venture's principal asset is an office building complex. The Venture has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                 1996. . . . . . . . . . . . . . .       $ 5,469,395
                 1997. . . . . . . . . . . . . . .         5,461,085
                 1998. . . . . . . . . . . . . . .         5,333,915
                 1999. . . . . . . . . . . . . . .         4,808,559
                 2000. . . . . . . . . . . . . . .         4,017,559
                 Thereafter. . . . . . . . . . . .         2,711,855
                                                         -----------
                                                         $27,802,368
                                                         ===========


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Venture to the General Partners and their affiliates as of December 31, 1995 and for the years ended December 31, 1995, 1994 and 1993 were as follows:




                                                                                                    UNPAID AT
                                                                                                   DECEMBER 31,
                                                    1995            1994             1993             1995
                                                  --------        --------         --------      --------------
Property management and
  leasing fees . . . . . . . . . . . . . .         $  --            14,268             --                --
                                                   -------         -------          -------            -----
                                                   $  --            14,268             --                --
                                                   =======         =======          =======            =====





                                                                                                    SCHEDULE III
                                                ROYAL EXECUTIVE PARK II
                                                (A GENERAL PARTNERSHIP)

                                       REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1995





                                          INITIAL COST TO                            GROSS AMOUNT AT WHICH CARRIED
                                          PARTNERSHIP (A)                               AT CLOSE OF PERIOD (B)
                                      -----------------------      COSTS        -------------------------------------
                                                  BUILDINGS     CAPITALIZED                   BUILDINGS
                                                    AND        SUBSEQUENT TO                     AND
                     ENCUMBRANCE      LAND       IMPROVEMENTS ACQUISITION(C)        LAND     IMPROVEMENTS   TOTAL (D)
                     -----------    -----------  ------------ --------------     ----------  ------------  ----------

OFFICE BUILDINGS:
 Rye Brook,
  New York . . . .   $     --        5,568,277     50,554,899   (20,616,093)      2,569,125   32,937,958   35,507,083
                     ===========    ==========     ==========   ===========      ==========   ==========   ==========



                                                                                        SCHEDULE III - CONTINUED
                                                ROYAL EXECUTIVE PARK II
                                                (A GENERAL PARTNERSHIP)

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




                                                                                         LIFE ON WHICH
                                                                                         DEPRECIATION
                                                                                          IN LATEST
                                                                                         STATEMENT OF        1995
                                       ACCUMULATED             DATE OF       DATE         OPERATIONS      REAL ESTATE
                                      DEPRECIATION(E)       CONSTRUCTION   ACQUIRED      IS COMPUTED         TAXES
                                     ----------------       ------------  ----------   ---------------    -----------
OFFICE BUILDINGS:
 Rye Brook,
   New York. . . . . . . . . . . . . .    $13,957,866           1986         2/12/87        5-30 years        756,999
                                          ===========                                                         =======

--------------

Notes:
     (A)  The initial cost to the Venture represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $33,688,419.

     (C)  In 1994, the venture recorded a provision for value impairment totalling $25,378,894, see Note 1.



                                                                                        SCHEDULE III - CONTINUED
                                                ROYAL EXECUTIVE PARK II
                                                (A GENERAL PARTNERSHIP)

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



(D)   Reconciliation of real estate owned:

                                                                   1995              1994               1993
                                                               ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . . .      $35,320,187        59,642,842        59,518,218
      Additions during period. . . . . . . . . . . . . . .          186,896           525,677           124,624
      Provision for value impairment (C) . . . . . . . . .            --          (24,848,332)            --
                                                                -----------       -----------       -----------

      Balance at end of period . . . . . . . . . . . . . .      $35,507,083        35,320,187        59,642,842
                                                                ===========       ===========       ===========

(E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . .      $13,044,923        12,147,495        10,322,047
      Depreciation expense . . . . . . . . . . . . . . . .          912,943           897,428         1,825,448
                                                                -----------       -----------       -----------

      Balance at end of period . . . . . . . . . . . . . .      $13,957,866        13,044,923        12,147,495
                                                                ===========       ===========       ===========




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1994 and 1995.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, Income Associates-XI, L.P. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner of the Partnership are as follows:



                                                              SERVED IN
NAME                        OFFICE                            OFFICE SINCE
----                        ------                            ------------
Judd D. Malkin              Chairman                          5/03/71
                            Director                          5/03/71
                            Chief Financial Officer           2/22/96
Neil G. Bluhm               President                         5/03/71
                            Director                          5/03/71
Burton E. Glazov            Director                          7/01/71
Stuart C. Nathan            Executive Vice President          5/08/79
                            Director                          3/14/73
A. Lee Sacks                Director                          5/09/88
John G. Schreiber           Director                          3/14/73
H. Rigel Barber             Executive Vice President          1/02/87
                            Chief Executive Officer           8/01/93
Glenn E. Emig               Executive Vice President          1/01/93
                            Chief Operating Officer           1/01/95
Gary Nickele                Executive Vice President          1/01/92
                            General Counsel                   2/27/84
Gailen J. Hull              Senior Vice President             6/01/88
Howard Kogen                Senior Vice President             1/02/86
                            Treasurer                         1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.- XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partner-ships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to Notes 5 and 7 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership for 1995 for the Riverside Square Mall in Hackensack, New Jersey at a fee not to exceed 4% of the fixed and percentage rent of property, plus leasing commissions. In 1995, such affiliates earned property management and leasing fees amounting to $236,845, of which $108,000 was unpaid as of December 31, 1995. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1995 aggre-gating $44,370 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership and its venture. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, an affiliate of the General Partners earned reimbursement for such expenses in the amount of $248,728 of which $59,577 was unpaid at December 31, 1995.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above and Exhibit 21 hereto.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                          NAME OF                               AMOUNT AND NATURE
                          BENEFICIAL                            OF BENEFICIAL                           PERCENT
TITLE OF CLASS            OWNER                                 OWNERSHIP                               OF CLASS
--------------            ----------                            -----------------                       --------
Limited Partnership       JMB Realty Corporation                5 Interests (1)                         Less than 1%
Interests                                                       indirectly

Limited Partnership       Managing General                      5 Interests (1)                         Less than 1%
Interests                 Partner, its                          indirectly
                          officers and
                          directors and
                          the Associate
                          General Partner
                          as a group

--------------

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as its indirect majority shareholder.  is deemed to have sole voting and investment power.


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

                    4-A. Mortgage loan agreement, Mortgage and Security Agreement, Secured Promissory Note B, Secured Promissory Note A and Assignment of Leases and Rents relating to Riverside Square Mall between the Partnership and Principal Mutual Life Insurance Company dated August 30, 1994 are hereby incorporated herein by reference to the Partnership's Report on Form 10-K for December 31, 1994 (File No. 0-15966) dated March 27, 1995.

                    4-B. Mortgage loan agreement between San Jose and Connecticut General Life Insurance Co. dated June 20, 1985 relating to Park Center Plaza are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated June 20, 1985.

                    4-C. Mortgage loan agreement, Amended and Restated Deed of Trust, Security Agreement with assignment of Rents and Fixture Filing and Real Estate tax escrow and Security Agreement between San Jose and Connecticut General Life Insurance Co. dated November 30, 1994 is hereby incorporated herein by reference to the Partnership's Report of Form 10-K for December 31, 1994 (File No. 0-15966) dated March 27, 1995.

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

                    10-C. Deed in Lieu of Foreclosure Agreement and Memorandum of Mutual Releases dated November 15, 1994 between Three Hundred Delaware Avenue Associates, L.P. and EML Associates are hereby incorporated by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated November 15, 1994.

                    10-D. Request for Full Reconveyance relating to the repayment of the mortgage indebtedness by San Jose to Connecticut General Life Insurance Company dated October 31, 1995 is filed herewith.

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

     No annual report or proxy material for the year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.



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

                  JMB INCOME PROPERTIES, LTD. - XI

                  By:      JMB Realty Corporation
                           Managing General Partner


                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Senior Vice President
                  Date:    March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Realty Corporation
                           Managing General Partner

                           JUDD D. MALKIN*
                  By:      Judd D. Malkin, Chairman and
                           Chief Financial Officer
                  Date:    March 25, 1996

                           NEIL G. BLUHM*
                  By:      Neil G. Bluhm, President and Director
                  Date:    March 25, 1996

                           H. RIGEL BARBER*
                  By:      H. Rigel Barber, Chief Executive Officer
                  Date:    March 25, 1996

                           GLENN E. EMIG*
                  By:      Glenn E. Emig, Chief Operating Officer
                  Date:    March 25, 1996


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                  Date:    March 25, 1996

                           A. LEE SACKS*
                  By:      A. Lee Sacks, Director
                  Date:    March 25, 1996

                  By:      STUART C. NATHAN*
                           Stuart C. Nathan, Executive Vice President
                             and Director
                  Date:    March 25, 1996


                  *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Attorney-in-Fact
                  Date:    March 25, 1996


                       JMB INCOME PROPERTIES, LTD. - XI

                                 EXHIBIT INDEX


                                                       DOCUMENT
                                                     INCORPORATED
                                                     BY REFERENCE        Page
                                                     ------------        ----


3-A.        Pages 8-12, 56-58 and A-8 to
            A-12 of the Prospectus dated
            July 11, 1984                                     Yes          --

3-B.        Amended and Restated Agreement
            of Limited Partnership                            Yes          --

4-A.        Mortgage loan agreement
            related to Riverside Square                       Yes          --

4-B.        Mortgage loan agreement
            related to Park Center
            Financial Center                                  Yes          --

4-C.        Mortgage loan agreement
            related to Park Center Plaza                      Yes          --

10-A.       Acquisition documents
            related to Riverside Square                       Yes          --

10-B.       Acquisition documents
            related to Park Center Plaza                      Yes          --

10-C.       Disposition documents related
            to Bank of Delaware                               Yes          --

10-D.       Request for Full Reconveyance
            related San Jose                                   No

21.         List of Subsidiaries                               No

24.         Powers of Attorney                                 No

27.         Financial Data Schedule                            No