Form 10-Q
period 1996-03-31
JMB INCOME PROPERTIES LTD XI
filed 1996-05-14
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996         Commission file #0-15966




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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    11




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    12

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    13



PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             MARCH 31,      DECEMBER 31,
                                                                               1996            1995
                                                                          -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  1,565,396      5,523,514
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .        2,635,984          --
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        1,925,777      2,319,003
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           30,253         79,621
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,598,462     10,105,790
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       17,755,872     18,027,928
                                                                            ------------   ------------

Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,796,561      3,796,561
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .       71,235,498     70,665,239
                                                                            ------------   ------------

                                                                              75,032,059     74,461,800
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       15,496,413     14,927,070
                                                                            ------------   ------------

        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       59,535,646     59,534,730
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       24,091,730     23,487,628
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,643,020      5,749,718
                                                                            ------------   ------------

                                                                            $107,026,268    106,800,004
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    505,096        494,697
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          407,270        501,970
  Construction costs payable. . . . . . . . . . . . . . . . . . . . . .          315,182        673,008
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          245,747        246,581
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .        1,473,295      1,916,256
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           90,331         84,131
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,207,299      4,434,509
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       34,811,859     34,942,100
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       40,582,784     41,376,996

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        5,363,864      5,344,614
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                              (1,266,565)    (1,285,815)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       28,944,297     27,422,838
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (117,727,486)  (117,207,253)
                                                                            ------------   ------------
                                                                              67,710,049     66,708,823
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       66,443,484     65,423,008
                                                                            ------------   ------------
                                                                            $107,026,268    106,800,004
                                                                            ============   ============


                               See accompanying notes to financial statements.


                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,774,705      2,861,686
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .          173,173        315,530
                                                                             -----------     ----------
                                                                               2,947,878      3,177,216
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .          738,079        747,714
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          569,343        429,471
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .        2,141,753      2,233,746
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           84,782         86,408
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .          114,167         17,350
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           76,147         72,408
                                                                             -----------     ----------
                                                                               3,724,271      3,587,097
                                                                             -----------     ----------
        Operating earnings (loss) . . . . . . . . . . . . . . . . . . .         (776,393)      (409,881)

Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .          904,492        945,260
                                                                             -----------     ----------
        Net operating earnings (loss) . . . . . . . . . . . . . . . . .          128,099        535,379
Partnership's share of gain on sale of investment properties
  from unconsolidated venture . . . . . . . . . . . . . . . . . . . . .        1,412,610          --
                                                                             -----------     ----------
        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . .      $ 1,540,709        535,379
                                                                             ===========     ==========
        Net earnings (loss) per limited partnership interest:
          Net operating earnings. . . . . . . . . . . . . . . . . . . .      $       .71           2.96
            Partnership's share of gain on sale of investment
              properties from unconsolidated venture. . . . . . . . . .             8.06          --
                                                                             -----------     ----------
              Net earnings (loss) . . . . . . . . . . . . . . . . . . .      $      8.77           2.96
                                                                             ===========     ==========
        Cash distributions per limited partnership interest . . . . . .      $      3.00           3.00
                                                                             ===========     ==========

                               See accompanying notes to financial statements.


                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,540,709         535,379
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       569,343         429,471
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       114,167          17,350
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .      (904,492)       (945,260)
    Partnership's share of gain on sale of investment properties
      from unconsolidated venture . . . . . . . . . . . . . . . . . . . . .    (1,412,610)          --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       393,226         144,662
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        49,368          48,157
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (58,162)         33,075
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (94,700)        355,567
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .          (834)           (767)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         6,200             500
                                                                             ------------     -----------

        Net cash provided by (used in) operating activities . . . . . . . .       202,215         618,134
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .    (2,635,984)     (3,679,901)
  Net escrow draws (payments) for construction related costs. . . . . . . .    (1,661,720)      1,920,728
  Additions to investment properties, including related
    construction payables . . . . . . . . . . . . . . . . . . . . . . . . .      (928,085)     (4,240,213)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     1,713,000           --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (7,469)         (7,278)
                                                                             ------------     -----------

        Net cash provided by (used in) investing activities . . . . . . . .    (3,520,258)     (6,006,664)
                                                                             ------------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (415,003)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (119,842)       (110,273)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (520,233)       (520,233)
                                                                             ------------     -----------

        Net cash provided by (used in) financing activities . . . . . . . .      (640,075)     (1,045,509)
                                                                             ------------     -----------

        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .    (3,958,118)     (6,434,039)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     5,523,514       7,200,333
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  1,565,396         766,294
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    738,913         748,482
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========















                               See accompanying notes to financial statements.


                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                  -------      ------     ----------
Property management
 and leasing fees . . . . . .     $60,975      62,254          --
Insurance commissions . . . .          52          54          --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . .       2,208       2,060          --
                                  -------      ------        ------

                                  $63,235      64,368          --
                                  =======      ======        ======

     The Managing General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of officers and employees of the Managing General Partner and its affiliates relating to the administration of the Partnership and the operation of the Partnership's investment properties. The amount of such salaries and direct expenses aggregated $23,253 and $248,728 for the three months ended March 31, 1996 and the twelve months ended December 31, 1995, respectively, of which $82,830 is unpaid as of March 31, 1996.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,613,000 as of March 31, 1996. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement.

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

As of March 31, 1996, $192,000 has been paid. The remaining amounts currently payable do not bear interest and may be paid in future periods.

     SAN JOSE

     During August 1994, JMB/San Jose Associates ("San Jose") received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable State and Federal laws. During 1995, the Agency filed a condemnation action in court to secure its position in obtaining the garage pursuant to the laws of eminent domain. In late 1995, San Jose and the Agency reached a mutually acceptable agreement in principle on the transfer of the garage.

     In March 1996, the sale was consummated. Under the transfer agreement, San Jose received replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,036,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,018,000 and $900,000,respectively, will be allocable to the Partnership. Any distribution of such sale proceeds will be based upon the working capital needs of the Partnership and likely will include payments to state taxing authorities representing withholding on the gains allocable to the limited partners in the Partnership.

     During December 1995, San Jose entered into a non-binding letter of intent for the sale of the 190 San Fernando Building to an independent third party. In March 1996, the sale was consummated. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $789,000 for financial reporting purposes in 1996, of which approximately $394,500 will be allocable to the Partnership. San Jose will recognize a loss of approximately $12,000 for Federal income tax purposes in 1996 of which approximately $6,000 will be allocable to the Partnership. Any distribution of such sale proceeds will be based upon the working capital needs of the Partnership.

     The 190 Building and garage were classified as held for sale or disposition as of January 1, 1996 and therefore have not been subject to continued depreciation. The accompanying consolidated financial statements include the Partnership's share of operations of unconsolidated ventures which include approximately $20,000 and $56,000 of operations of such properties for the three months ended March 31, 1996 and 1995. Such assets had a net carrying value of approximately $3,006,000 at December 31, 1995.

     San Jose is undergoing a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. San Jose estimates the cost of the structural upgrade to be approximately $1,200,000 of which the Partnership's share is approximately $600,000. Such work should be completed by mid-1996.

     RIVERSIDE SQUARE MALL

     The renovation of the mall and the restoration of the parking deck have been fully completed as of the end of March 1996 at a total cost of approximately $23,000,000. The Partnership is continuing to lease the remaining vacant space and remerchandise the center. In this regard, the Partnership expects to incur, in 1996, approximately $4,000,000 in tenant improvements for this property. Also, the Partnership expects to incur approximately $1,400,000 in capital improvements to the center. In addition, the Partnership expects the remaining construction escrow will be released as required under the escrow agreement to fund certain tenant improvements.

     On January 7, 1994, Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, filed for protection pursuant to a Chapter 11 bankruptcy petition. The Partnership bought the rights to the Conran's lease for $475,000 through the bankruptcy auction. During the first quarter of 1996, the Partnership executed a new lease agreement with Pottery Barn for the space previously occupied by Conran's. This new lease, with a term of 15 years, will require expenditures in 1996 for tenant allowances of approximately $2,250,000, which is included in the budgeted amounts above.

     ROYAL EXECUTIVE PARK II

     The Partnership expects to receive its preferred level of return for 1996 in addition to a partial recovery of its cumulative shortfall in this return since 1989.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for the JMB/San Jose Association and Royal Executive Park II for the three months ended March 31, 1996 and 1995 is as follows:

                                            1996           1995
                                         ----------     ----------

     Total income . . . . . . . . . .    $6,834,693      4,000,369
                                         ==========     ==========
     Operating income . . . . . . . .    $1,055,008      1,219,041
                                         ==========     ==========
     Partnership's share
       of operating income. . . . . .    $  904,492        945,260
                                         ==========     ==========
     Partnership's share
       of gain on sale. . . . . . . .    $1,412,610          --
                                         ==========     ==========


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     At March 31, 1996, the Partnership had cash and cash equivalents of approximately $1,565,000 and short-term investments of approximately $2,636,000. These funds and the cash proceeds of approximately $2,000,000, which resulted from the sale of one of the parking garages at San Jose, and is held by the San Jose venture are available for distributions and to fund capital expenditures at Riverside Square Mall and San Jose as discussed above.

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

RESULTS OF OPERATIONS

     The aggregate decrease in cash and cash equivalents and short-term investments and the related increase in escrow deposits at March 31, 1996 as compared to December 31, 1995 is primarily due to approximately $2,900,000 being escrowed during the first quarter of 1996 for certain tenant improvements at Riverside Square Mall. The decrease in cash and the corresponding increase in short-term investments at March 31, 1996 as compared to December 31, 1995 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995 whereas none are classified as cash equivalents at March 31, 1996. Such increase in escrow deposits was partially offset by approximately $1,370,000 of previously escrowed deposits released in 1996.

     The increase in building and improvements and the decrease in construction costs payable as of March 31, 1996 as compared to December 31, 1995 is primarily due to tenant improvements and renovation work incurred in 1996 at Riverside Square Mall, as discussed above.

     The decrease in interest income for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the utilization of cash, previously invested in interest bearing instruments, for the renovation and remerchandising at Riverside Square Mall as discussed above.

     The increase in depreciation expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the increase in fixed assets due to the renovation at Riverside Square Mall.

     The increase in amortization expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the commencement in the fourth quarter of 1995 of amortization of $5,000,000 of deferred leasing costs paid to Bloomingdales at Riverside Square Mall.

     The Partnership's share of gain on sale of investment properties from unconsolidated venture of $1,412,610 in 1996, is due to the gain incurred on the sale of the 190 San Fernando building and one of the parking structures at the Park Center Plaza investment property, as discussed above.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Park Center Financial Plaza                                              (1)
    San Jose, California. . . . .    74%       77%        76%       77%     85%

2. Riverside Square Mall
    Hackensack, New Jersey. . . .    81%       80%        80%       80%     77%

3. Royal Executive Park II
    Rye Brook, New York . . . . .    97%       97%        97%       97%     97%


     (1)   Occupancy is now based on 410,000 square feet rather than 432,000 square feet due to the sale of the
190 San Fernando building in March 1996.



PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits.

                3-A.    The Prospectus of the Partnership dated July 11,
1984 as supplemented July 24, 1984 and November 26, 1984, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-15966) dated March 19, 1993.

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


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  May 10, 1996