Form 10-Q
period 1996-06-30
JMB INCOME PROPERTIES LTD XI
filed 1996-08-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996          Commission file #0-15966




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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    12




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    14

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    15





PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                             JUNE 30,       DECEMBER 31,
                                                                               1996            1995
                                                                          -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  6,223,278      5,523,514
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        1,995,413      2,319,003
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            --            79,621
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,858,632     10,105,790
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       18,077,323     18,027,928
                                                                            ------------   ------------

Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,796,561      3,796,561
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .       71,639,394     70,665,239
                                                                            ------------   ------------

                                                                              75,435,955     74,461,800
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       16,077,238     14,927,070
                                                                            ------------   ------------

        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       59,358,717     59,534,730
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       21,860,735     23,487,628
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,532,169      5,749,718
                                                                            ------------   ------------

                                                                            $104,828,944    106,800,004
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    515,714        494,697
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          262,647        501,970
  Construction costs payable. . . . . . . . . . . . . . . . . . . . . .          495,044        673,008
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          244,896        246,581
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .        1,518,301      1,916,256
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           80,631         84,131
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,756,964      4,434,509
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       34,678,880     34,942,100
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       39,034,776     41,376,996

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        5,379,510      5,344,614
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                              (1,250,919)    (1,285,815)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       29,319,801     27,422,838
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (118,767,952)  (117,207,253)
                                                                            ------------   ------------
                                                                              67,045,087     66,708,823
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       65,794,168     65,423,008
                                                                            ------------   ------------
                                                                            $104,828,944    106,800,004
                                                                            ============   ============


                               See accompanying notes to financial statements.



                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30                      JUNE 30
                                        --------------------------  --------------------------
                                             1996          1995          1996          1995
                                         -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . .  $ 2,814,029     3,065,266     5,588,734     5,926,952
  Interest income . . . . . . . . . . .      209,992       334,663       383,165       650,193
                                         -----------    ----------   -----------    ----------
                                           3,024,021     3,399,929     5,971,899     6,577,145
                                         -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . .      735,543       745,380     1,473,622     1,493,094
  Depreciation. . . . . . . . . . . . .      580,825       488,328     1,150,168       917,799
  Property operating expenses . . . . .    2,031,002     1,788,883     4,172,755     4,022,629
  Professional services . . . . . . . .       64,707       102,810       149,489       189,218
  Amortization of deferred expenses . .      114,461        24,989       228,628        42,339
  General and administrative. . . . . .      137,458       120,877       213,605       193,285
                                         -----------    ----------   -----------    ----------
                                           3,663,996     3,271,267     7,388,267     6,858,364
                                         -----------    ----------   -----------    ----------

        Operating earnings (loss) . . .     (639,975)      128,662    (1,416,368)     (281,219)

Partnership's share of operations of
  unconsolidated ventures . . . . . . .    1,031,125       615,670     1,935,617     1,560,930
                                         -----------    ----------   -----------    ----------

        Net operating earnings (loss) .      391,150       744,332       519,249     1,279,711

Partnership's share of gain on sale
  of investment properties
  from unconsolidated venture . . . . .        --            --        1,412,610         --
                                         -----------    ----------   -----------    ----------

        Net earnings (loss) . . . . . .  $   391,150       744,332     1,931,859     1,279,711
                                         ===========    ==========   ===========    ==========

        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings. . . .  $      2.17          4.12          2.87          7.08
            Partnership's share of gain
              on sale of investment
              properties from uncon-
              solidated venture . . . .        --            --             8.06         --
                                         -----------    ----------   -----------    ----------

              Net earnings (loss) . . .  $      2.17          4.12         10.93          7.08
                                         ===========    ==========   ===========    ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . .  $      6.00          3.00          9.00          6.00
                                         ===========    ==========   ===========    ==========




















                               See accompanying notes to financial statements.




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,931,859       1,279,711
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,150,168         917,799
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       228,628          42,339
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .      (548,497)       (310,930)
    Partnership's share of gain on sale of investment properties
      from unconsolidated venture . . . . . . . . . . . . . . . . . . . . .    (1,412,610)          --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       323,590         162,682
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,621          79,621
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (123,612)       (122,234)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (239,323)        (33,295)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        (1,685)         (1,550)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (3,500)          1,289
                                                                             ------------     -----------

        Net cash provided by (used in) operating activities . . . . . . . .     1,384,639       2,015,432
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (4,027,256)
  Net escrow draws (payments) for construction related costs. . . . . . . .    (1,306,775)      2,868,604
  Additions to investment properties, including related
    construction payables . . . . . . . . . . . . . . . . . . . . . . . . .    (1,152,119)     (6,105,987)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     3,588,000           --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (11,079)        (10,292)
                                                                             ------------     -----------

        Net cash provided by (used in) investing activities . . . . . . . .     1,118,027      (7,274,931)
                                                                             ------------     -----------

Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (415,003)
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (242,203)       (222,865)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,560,699)     (1,040,466)
                                                                             ------------     -----------

        Net cash provided by (used in) financing activities . . . . . . . .    (1,802,902)     (1,678,334)
                                                                             ------------     -----------

        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .       699,764      (6,937,833)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     5,523,514       7,200,333
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  6,223,278         262,500
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,475,307       1,494,645
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========















                               See accompanying notes to financial statements.




                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1996        1995          1996
                                 --------     -------     ----------
Property management
 and leasing fees . . . . . .    $124,248     131,231          --
Insurance commissions . . . .      27,592      36,362          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      49,476      68,666        44,620
                                 --------     -------        ------

                                 $201,316     236,259        44,620
                                 ========     =======        ======

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,613,000 as of June 30, 1996. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement.

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

As of June 30, 1996, $217,000 has been paid. The remaining amounts currently payable do not bear interest and may be paid in future periods.


     SAN JOSE

     As previously reported in March 1996, the sale of one of the parking structures to the Redevelopment Agency of the City of San Jose was consummated. Under the transfer agreement, San Jose received replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,036,000 and $1,800,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,018,000 and $900,000,respectively, will be allocable to the Partnership.

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

     The 190 Building and garage were classified as held for sale or disposition as of January 1, 1996 and therefore have not been subject to continued depreciation. The accompanying consolidated financial statements include the Partnership's share of operations of unconsolidated ventures which include approximately $20,000 and $46,000 of operations of such properties for the six months ended June 30, 1996 and 1995. Such assets had a net carrying value of approximately $3,006,000 at December 31, 1995.

     As of the date of this report, San Jose has completed a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. The cost of the structural upgrade was approximately $1,200,000 of which the Partnership's share was approximately $600,000.

     RIVERSIDE SQUARE MALL

     The renovation of the mall and the restoration of the parking deck have been fully completed at a total cost of approximately $23,000,000. The Partnership is continuing to lease the remaining vacant space and remerchandise the center. In this regard, the Partnership expects to incur, in 1996, approximately $3,200,000 in tenant improvements for this property. Also, the Partnership expects to incur approximately $1,100,000 in capital improvements to the center. In addition, the Partnership expects the remaining construction escrow will be released as required under the escrow agreement to fund certain tenant improvements.

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


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates and Royal Executive Park II for the six months ended June 30, 1996 and 1995 is as follows:

                                            1996           1995
                                         ----------     ----------

     Total income . . . . . . . . . .    $8,178,479      7,881,721
                                         ==========     ==========
     Operating income . . . . . . . .    $2,162,156      2,002,819
                                         ==========     ==========
     Net earnings to the
       Partnership. . . . . . . . . .    $1,935,617      1,560,930
                                         ==========     ==========
     Partnership's share of
       gain on sale . . . . . . . . .    $1,412,610          --
                                         ==========     ==========


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 7,670 Interests in the Partnership at between $130 and $160 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 1,890 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offers and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     At June 30, 1996, the Partnership had cash and cash equivalents of approximately $6,223,000. These funds include retained cash proceeds of approximately $1,800,000 from the sale of the 190 building and one of the parking garages at San Jose, which are available for distributions and to fund capital expenditures at Riverside Square Mall and San Jose as discussed above.

     The Partnership will make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions. After reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near-term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in investment in unconsolidated ventures at June 30, 1996 as compared to December 31, 1995 is primarily due to the receipt of approximately $3,600,000 in distributions from the Partnership's unconsolidated ventures, partially offset by approximately $2,900,000 being escrowed during the first quarter of 1996 for certain tenant improvements at Riverside Square Mall and the payment of approximately $1,561,000 of distributions to the limited partners. Such increase in escrow deposits was offset by approximately $3,500,000 of previously escrowed deposits released in 1996.

     The increase in building and improvements and the decrease in construction costs payable as of June 30, 1996 as compared to December 31, 1995 is primarily due to tenant improvements and renovation work incurred in 1996 at Riverside Square Mall, as discussed above.

     The decrease in accounts payable as of June 30, 1996 as compared to December 31, 1995 is due to the timing of payment of certain property operating expenses.

     The decrease in other liabilities as of June 30, 1996 as compared to December 31, 1995 is due to the payment of approximately $1,678,000 to Bloomingdale's related to its renovation at the Riverside Square Mall.

     The decrease in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the receipt of a lease termination fee of approximately $300,000 in April 1995 at the Riverside Square Mall.

     The decrease in interest income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the utilization of cash, previously invested in interest bearing instruments, for the renovation and remerchandising at Riverside Square Mall as discussed above.

     The increase in depreciation expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the increase in fixed assets due to the renovation at Riverside Square Mall.

     The increase in property operating expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the increase in snow removal expenses at the Riverside Square Mall.

     The increase in amortization of deferred expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the commencement in the fourth quarter of 1995 of amortization of $5,000,000 of deferred leasing costs paid to Bloomingdales at Riverside Square Mall.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is due to the receipt of a lease termination fee in May 1996 at the Royal Executive Park II investment property, as well as ceasing to incur mortgage interest expense at the 100-130 Park Center Plaza investment property, due to repayment of the mortgage loans in 1995.

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

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Park Center Financial Plaza                                              (1)      (1)
    San Jose, California. . . . .    74%       77%        76%       77%     85%      85%

2. Riverside Square Mall
    Hackensack, New Jersey. . . .    81%       80%        80%       80%     77%      88%

3. Royal Executive Park II
    Rye Brook, New York . . . . .    97%       97%        97%       97%     97%      97%


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


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  August 9, 1996