Form 10-Q
period 1996-09-30
JMB INCOME PROPERTIES LTD XI
filed 1996-11-12
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996     Commission file #0-15966




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

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1996            1995
                                                                          -------------     -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  7,201,019      5,523,514
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        2,310,146      2,319,003
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          146,260         79,621
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,908,873     10,105,790
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       14,566,298     18,027,928
                                                                            ------------   ------------

Investment properties, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,796,561      3,796,561
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .       74,729,146     70,665,239
                                                                            ------------   ------------

                                                                              78,525,707     74,461,800
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       16,700,580     14,927,070
                                                                            ------------   ------------

        Total investment properties, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       61,825,127     59,534,730
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       20,881,041     23,487,628
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,422,377      5,749,718
                                                                            ------------   ------------

                                                                            $102,694,843    106,800,004
                                                                            ============   ============

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    526,554        494,697
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          750,106        501,970
  Construction costs payable. . . . . . . . . . . . . . . . . . . . . .           77,454        673,008
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          244,026        246,581
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .        1,598,140      1,916,256
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           98,487         84,131
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            --         4,434,509
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       34,543,105     34,942,100
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       36,239,732     41,376,996

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        5,405,948      5,344,614
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                              (1,224,481)    (1,285,815)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       29,954,306     27,422,838
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (118,767,952)  (117,207,253)
                                                                            ------------   ------------
                                                                              67,679,592     66,708,823
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       66,455,111     65,423,008
                                                                            ------------   ------------
                                                                            $102,694,843    106,800,004
                                                                            ============   ============


                               See accompanying notes to financial statements.




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,165,367     2,673,035     8,754,101     8,599,987
  Interest income . . . . . . . . . . . . . . . .      174,978       289,890       558,143       940,083
                                                   -----------    ----------   -----------    ----------
                                                     3,340,345     2,962,925     9,312,244     9,540,070
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      732,952       742,997     2,206,574     2,236,091
  Depreciation. . . . . . . . . . . . . . . . . .      623,342       525,023     1,773,510     1,442,822
  Property operating expenses . . . . . . . . . .    1,948,644     1,788,441     6,121,399     5,811,070
  Professional services . . . . . . . . . . . . .       47,261         7,164       196,750       196,382
  Amortization of deferred expenses . . . . . . .      114,527        21,172       343,155        63,511
  General and administrative. . . . . . . . . . .       82,982       105,191       296,587       298,476
                                                   -----------    ----------   -----------    ----------
                                                     3,549,708     3,189,988    10,937,975    10,048,352
                                                   -----------    ----------   -----------    ----------

        Operating earnings (loss) . . . . . . . .     (209,363)     (227,063)   (1,625,731)     (508,282)

Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .      870,306       664,522     2,805,923     2,225,452
                                                   -----------    ----------   -----------    ----------

        Net operating earnings (loss) . . . . . .      660,943       437,459     1,180,192     1,717,170

Partnership's share of gain on sale
  of investment properties
  from unconsolidated venture . . . . . . . . . .        --            --        1,412,610         --
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $   660,943       437,459     2,592,802     1,717,170
                                                   ===========    ==========   ===========    ==========
        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings. . . . . . . . .  $      3.66          2.42          6.53          9.51
            Partnership's share of gain
              on sale of investment
              properties from uncon-
              solidated venture . . . . . . . . .        --            --             8.06         --
                                                   -----------    ----------   -----------    ----------

              Net earnings (loss) . . . . . . . .  $      3.66          2.42         14.59          9.51
                                                   ===========    ==========   ===========    ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --             3.00          9.00          9.00
                                                   ===========    ==========   ===========    ==========




















                               See accompanying notes to financial statements.




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,592,802       1,717,170
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,773,510       1,442,822
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       343,155          63,511
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .       431,197        (132,444)
    Partnership's share of gain on sale of investment properties
      from unconsolidated venture . . . . . . . . . . . . . . . . . . . . .    (1,412,610)          --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .         8,857         187,818
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (66,639)        (50,456)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (676,249)       (642,079)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       248,136         (42,546)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        (2,555)         (2,350)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        14,356             289
                                                                             ------------     -----------

        Net cash provided by (used in) operating activities . . . . . . . .     3,253,960       2,541,735
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          7,530,660
  Net escrow draws (payments) for construction related costs. . . . . . . .     1,438,657      (1,381,773)
  Additions to investment properties, including related
    construction payables . . . . . . . . . . . . . . . . . . . . . . . . .    (4,659,461)     (9,007,500)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .     3,588,000       1,250,000
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (15,814)        (11,628)
                                                                             ------------     -----------

        Net cash provided by (used in) investing activities . . . . . . . .       351,382      (1,620,241)
                                                                             ------------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            109,368
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (367,138)       (337,823)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,560,699)     (1,560,699)
                                                                             ------------     -----------

        Net cash provided by (used in) financing activities . . . . . . . .    (1,927,837)     (1,789,154)
                                                                             ------------     -----------

        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     1,677,505        (867,660)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .     5,523,514       7,200,333
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $  7,201,019       6,332,673
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  2,209,129       2,238,441
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========















                               See accompanying notes to financial statements.




                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996        1995          1996
                                 --------     -------     ----------
Property management
 and leasing fees . . . . . .    $180,506     186,986          --
Insurance commissions . . . .      41,167      44,276          --
Reimbursement (at cost)
 for out-of-pocket
 salary and salary-
 related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      74,559     147,364        59,546
                                 --------     -------        ------

                                 $296,232     378,626        59,546
                                 ========     =======        ======

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,613,000 as of September 30, 1996. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement.

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

As of September 30, 1996, $217,000 has been paid. The remaining amounts currently payable do not bear interest and may be paid in future periods.


     SAN JOSE

     In March 1996, the sale of one of the parking structures in the San Jose Plaza office complex to the Redevelopment Agency of the City of San Jose was consummated pursuant to a negotiated agreement to resolve an eminent domain action. Under the transfer agreement, San Jose received replacement parking spaces for its tenants in a near-by city-owned parking structure for a term of fifty-five years in addition to the purchase price of $4,090,000. San Jose will recognize a gain of approximately $2,036,000 and $1,857,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,018,000 and $928,000,respectively, will be allocable to the Partnership.

     In March 1996, San Jose sold the 190 San Fernando Building to an independent third party. The sale price of the building was $1,753,000, paid in cash at closing. San Jose will recognize a gain of approximately $789,000 and $21,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $394,500 and $10,500, respectively, will be allocable to the Partnership.

     The 190 San Fernando Building and the parking structure were classified as held for sale or disposition as of January 1, 1996 and therefore were not subject to continued depreciation. The accompanying consolidated financial statements include the Partnership's share of operations of unconsolidated ventures which include approximately $20,000 and $5,000 of operations of such properties for the nine months ended September 30, 1996 and 1995. Such assets had a net carrying value of approximately $3,006,000 at December 31, 1995.

     San Jose has completed a voluntary upgrade to the 130 Park Center Plaza building and the parking garage below the 100-130 buildings for seismic purposes. The cost of the structural upgrade was approximately $1,200,000 of which the Partnership's share was approximately $600,000.


     RIVERSIDE SQUARE MALL

     The renovation of the mall and the restoration of the parking deck have been fully completed at a total cost of approximately $23,000,000.
The Partnership is continuing to lease the remaining vacant space and remerchandise the center. In this regard, the Partnership has increased its estimated leasing costs and now expects to incur, in 1996, approximately $4,000,000 in tenant improvements (including the Pottery Barn as discussed below) for this property. Also, the Partnership expects to incur approximately $1,100,000 in capital improvements to the center. As of the date of this report, the Partnership has incurred approximately $3,900,000 in such tenant and capital improvements. In addition, the Partnership expects the remaining construction escrow will be released as required under the escrow agreement in 1996 to fund certain tenant improvements.

     During the first quarter of 1996, the Partnership executed a new lease agreement with Pottery Barn for the space previously occupied by Conran's. This new lease, with a term of 15 years, required expenditures in 1996 for tenant allowances of approximately $2,250,000, which is included in the tenant improvement amounts above.

     ROYAL EXECUTIVE PARK II

     Occupancy of this property increased slightly to 98% as of September 30, 1996. The Partnership expects to receive its preferred level of return for 1996 in addition to a partial recovery of its cumulative shortfall in this return since 1989.

     Subsequent to the end of the quarter, Royal Executive became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. Royal Executive believes that such discharge has been the result of normal operations of the property and not the actions of tenants or other third parties. Royal Executive is currently performing tests to determine the extent of the contamination. Royal Executive believes that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future.

At this time, it is not possible to reasonably estimate what the cost of any required remediation will be. Royal Executive does not expect that the value of the property has been materially impaired; however, there can be no assurance that the contamination will not have a material impact on the Partnership's financial condition until more information becomes available.


UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates and Royal Executive Park II for the nine months ended September 30, 1996 and 1995 is as follows:

                                             1996          1995
                                          ----------    ----------

     Total income . . . . . . . . . .    $12,118,224    11,742,992
                                         ===========    ==========
     Operating income . . . . . . . .    $ 3,124,987     2,467,681
                                         ===========    ==========
     Net earnings to the
       Partnership. . . . . . . . . .    $ 2,805,923     2,225,452
                                         ===========    ==========
     Partnership's share of
       gain on sale . . . . . . . . .    $ 1,412,610         --
                                         ===========    ==========


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





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

     At September 30, 1996, the Partnership had cash and cash equivalents of approximately $7,201,000. These funds include retained cash proceeds of approximately $1,800,000 from the sale of the 190 San Fernando Building and one of the parking structures at San Jose, which are available for distributions to partners and to fund capital expenditures at the Riverside Square Mall and San Jose.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the decrease in investment in unconsolidated ventures at September 30, 1996 as compared to December 31, 1995 is primarily due to the receipt of approximately $3,600,000 in distributions from the San Jose venture, partially offset by the payment of approximately $1,561,000 of distributions to the Limited Partners.

     The increase in building and improvements and the decrease in escrow deposits and construction costs payable as of September 30, 1996 as compared to December 31, 1995 is primarily due to tenant improvements and renovation work incurred in 1996 at the Riverside Square Mall.

     The increase in accounts payable as of September 30, 1996 as compared to December 31, 1995 is due to the timing of payment of certain property operating expenses.

     The decrease in other liabilities as of September 30, 1996 as compared to December 31, 1995 is due to the payment of approximately $4,435,000 in 1996 to Bloomingdales related to its renovation at the Riverside Square Mall.

     The increase in rental income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to an increase in base rentals as a result of tenant occupancies having increased in the second and third quarters of 1996 at the Riverside Square Mall.

     The decrease in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the utilization of escrowed cash, previously invested in interest bearing instruments, for the renovation and remerchandising at the Riverside Square Mall as discussed above.

     The increase in depreciation expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the increase in fixed assets due to the renovation having been completed in 1996 at the Riverside Square Mall.

     The increase in property operating expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to the increase in snow removal expenses (partially recoverable from tenants) at the Riverside Square Mall.

     The increase in professional services for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is primarily due to expenses incurred in connection with tender offer matters as discussed above. Such increase in professional services for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 was partially offset by increased legal expenses in 1995 as a result of tenant bankruptcies at the Riverside Square Mall.

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the commencement in the fourth quarter of 1995 of amortization of $5,000,000 of deferred leasing costs paid to Bloomingdales at the Riverside Square Mall.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due to the receipt of a lease termination fee in May 1996 at the Royal Executive Park II investment property, as well as ceasing to incur mortgage interest expense at the 100-130 Park Center Plaza investment property, due to repayment of the mortgage loans in 1995.

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

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Park Center Financial Plaza                                              (1)      (1)     (1)
    San Jose, California. . . . .    74%       77%        76%       77%     85%      85%     87%

2. Riverside Square Mall
    Hackensack, New Jersey. . . .    81%       80%        80%       80%     77%      88%     88%

3. Royal Executive Park II
    Rye Brook, New York . . . . .    97%       97%        97%       97%     97%      97%     98%


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

        (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.






                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  November 8, 1996