Form 10-K405
period 1996-12-31
JMB INCOME PROPERTIES LTD XI
filed 1997-03-31
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1996                Commission file no. 0-15966



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





                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  13

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  19

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  60


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  60

Item 11.     Executive Compensation . . . . . . . . . . .  63

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  64

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  65


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  65


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  67











                                   i




                                PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd. - XI (the "Partnership"), is a limited partnership formed in 1983 and currently governed under the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $173,406,000 in limited partnership interests (the "Interests") commencing on July 11, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-90503). A total of 173,406 Interests were sold to the public at $1,000 per Interest. The offering closed on November 30, 1984. No Investor has made any additional capital contribution after such date. The Investors in the Partnership share in the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:






                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (d)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)       TYPE OF OWNERSHIP
----------------------       ----------   --------  ----------------------       ---------------------
1. Riverside Square
    Mall
    Hackensack,
    New Jersey. . . . .       341,000     10-19-83            15%                fee ownership of land
                               sq.ft.                                            and improvements (b)(d)(e)
                               g.l.a.
2. Bank of Delaware
    Office Building
    Wilmington,
    Delaware. . . . . .       314,000     12-14-84         11-15-94              fee ownership of land
                               sq.ft.                                            and improvements (f)
                               n.r.a.
3. Genesee Valley
    Center
    Flint, Michigan . .       358,000     12-21-84          6-29-90              fee ownership of land
                               sq.ft.                                            and improvements
                               g.l.a.
4. Park Center
    Financial Plaza
    San Jose,
    California. . . . .       432,000     06-20-85            26%                fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
                                                                                 (c)(g)
5. Royal Executive
    Park-II
    Rye Brook,
    New York. . . . . .       270,000     02-12-87            20%                fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
                                                                                 (c)(e)





-----------------------
  (a) The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to the Notes and Schedule III for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (d) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.

  (f) Reference is made to the Notes for a description of the disposition of this investment property.

  (g) In March 1996, the joint venture sold the 190 San Fernando building, one of the buildings in the Park Center Financial Plaza office complex comprising approximately 5% of the total occupied space, to an independent third party, and transferred title to one of the parking garages to the City of San Jose. The original invested capital percentage reflected for this property in the table has not been adjusted for such sale. Reference is made to the Notes for a description of such sale.





     The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its properties in its markets primarily on the basis of tenant mix, property aesthetics, effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1996.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
1. Park Center
    Financial Plaza
    San Jose,
    California. . . . . . . .  Accounting/                                     (1)    (1)   (1)    (1)
                               Legal                 74%   77%    76%    77%   85%    85%   87%    85%

2. Riverside Square Mall
    Hackensack,
    New Jersey. . . . . . . .  Retail                81%   80%    80%    80%   77%    88%   88%    91%

3. Royal Executive
    Park II
    Rye Brook,
    New York. . . . . . . . .  Communications        97%   97%    97%    97%   97%    97%   98%    98%

--------------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

      (1)   Occupancy is now based on 408,300 square feet rather than 432,000 square feet due to the sale of the
190 San Fernando building in March 1996.





ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 or 1995.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 14,026 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form, satisfactory to the Managing General Partner, has been received by the Managing General Partner. The transferee, consequently, will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Investors.







ITEM 6.  SELECTED FINANCIAL DATA

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                          YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1996           1995          1994         1993           1992
                           ------------   -----------   -----------   -----------   -----------
Total income. . . . . . .  $ 13,403,472    12,915,285    14,048,836    14,618,038    15,185,097
                           ============   ===========   ===========   ===========   ===========
Operating earnings (loss)  $ (1,793,046)   (1,017,411)       35,393     1,677,866    (9,097,353)
Partnership's share of
  operations of uncon-
  solidated ventures. . .     3,603,185     2,873,705     2,617,210    (4,262,005)   (1,779,563)
                           ------------   -----------   -----------   -----------   -----------
Net operating earnings
  (loss)  . . . . . . . .     1,810,139     1,856,294     2,652,603    (2,584,139)  (10,876,916)
Partnership's share of
  gain on sale of invest-
  ment properties of
  unconsolidated venture.     1,412,610         --            --            --            --
Gain on disposition of
  investment property . .         --            --          447,650         --            --
                           ------------   -----------   -----------   -----------   -----------
Earnings (loss) before
  extraordinary item. . .     3,222,749     1,856,294     3,100,253    (2,584,139)  (10,876,916)
Extraordinary item. . . .         --            --       (2,206,791)        --            --
                           ------------  ------------   -----------   -----------   -----------
Net earnings (loss) . . .  $  3,222,749     1,856,294       893,462    (2,584,139)  (10,876,916)
                           ============  ============   ===========   ===========   ===========
Net earnings (loss)
  per Interest (b):
    Operating earnings
      (loss). . . . . . .  $      10.02         10.28         14.60        (15.65)       (62.90)
    Partnership's share of
      gain on sale of
      investment properties
      of unconsolidated
      venture . . . . . .          8.06         --            --            --            --
    Gain on disposition
      of investment
      property. . . . . .         --            --             2.56          --            --
    Extraordinary item. .         --            --           (12.22)        --             --
                           ------------  ------------   -----------   -----------   -----------
Net earnings (loss) . . .  $      18.08         10.28          4.94        (15.65)       (62.90)
                           ============  ============   ===========   ===========   ===========




                               1996           1995          1994         1993           1992
                           ------------   -----------   -----------   -----------   -----------

Total assets. . . . . . .  $102,106,160   106,800,004  106,201,665     88,391,802    93,648,467
Long-term debt. . . . . .  $ 34,404,477    34,942,100   35,436,797     11,297,315    21,104,127
Cash distributions
  per Interest (c). . . .  $      15.00         12.00        12.00          12.00         12.00
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







SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996


Property
--------

Riverside Square
Mall               a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1992 . . . . .       84%                $26.90
                               1993 . . . . .       81%                 31.26
                               1994 . . . . .       81%             18.10 (2)
                               1995 . . . . .       80%                 18.69
                               1996 . . . . .       91%                 17.15

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




                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Riverside Square Mall:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1996
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------

                          1997                 3                 7,400     $ 129,700             2.4%
                          1998                 4                12,400       446,900             8.4%
                          1999                 5                13,500       458,500             8.6%
                          2000                 5                12,200       412,700             7.7%
                          2001                 5                15,200       418,500             7.8%
                          2002                 1                 2,300        87,100             1.6%
                          2003                 7                25,700       851,500            15.9%
                          2004                17                30,500     1,157,400            21.6%
                          2005                 8                22,800       773,000            14.5%
                          2006                10                24,900       456,300             8.5%

                   (1)    Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.





SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996


Property
--------

Royal Executive
Park II
Office Complex     a)   The net rentable area ("NRA") rate and average base rent per square foot as of December
31 for each of the last five years were as follows:

                                                    NRA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1992 . . . . .       92%                $17.35
                               1993 . . . . .       92%                 20.73
                               1994 . . . . .       97%                 19.92
                               1995 . . . . .       97%                 19.28
                               1996 . . . . .       98%                 20.82

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




                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Royal Executive Park II Office Complex:

                                                                            Annualized        Percent of
                                           Number of     Approx. Total      Base Rent         Total 1996
                          Year Ending      Expiring      NRA of Expiring    of Expiring       Base Rent
                          December 31,     Leases        Leases (1)         Leases            Expiring
                          ------------     ---------     ---------------    -----------       ----------

                          1997                 1                 2,500     $  56,300             1.0%
                          1998                 4                26,500       468,100             8.4%
                          1999                 5                39,000       875,200            15.8%
                          2000                 3                22,800       507,700             9.1%
                          2001                 1                90,000     2,416,500            43.5%
                          2002                 3                77,100     1,172,200            21.1%
                          2003                --                 --            --                  --
                          2004                 1                 8,700       156,900             2.8%
                          2005                --                 --            --                  --
                          2006                --                 --            --                  --

                   (1)    Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.






ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of interests as described in Item 1, the Partnership had approximately $156,493,000 after deducting selling expenses and other offering costs, with which to make investments in commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     During 1996 and early 1997, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.9% of the Interests in the Partnership at between $130 and $220 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Two such offers expired. As of the date of this report, the Partnership is aware that 2,569 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. Two other offers are currently scheduled to expire in April 1997. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     At December 31, 1996, the Partnership had cash and cash equivalents of approximately $11,548,000. These funds include retained cash proceeds of approximately $1,800,000 from the sale of the 190 San Fernando Building and one of the parking structures at San Jose. Such funds may be utilized for distributions to partners and for working capital requirements including operating deficits, costs of re-leasing vacant space, and certain capital improvements. Additionally, funds may be utilized to fund the Partnership's share of re-leasing costs and capital improvements at certain portions of the Park Center Financial Plaza. The Partnership's wholly-owned property has currently budgeted in 1997 approximately $5,386,000 for tenant improvements and other capital expenditures. The Partnership's share of such items and its share of such similar items for its unconsolidated ventures for 1997 is currently budgeted to be approximately $7,009,318. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Partnership's investment properties and through the sale and/or refinancing of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6. Commencing in 1996, the Partnership changed from a quarterly distribution of cash flow from operations to a semi-annual distribution in May and November of each year. In February 1996, the Partnership paid an operating distribution of $520,233 ($3 per Interest) for the fourth quarter of 1995 to the Limited Partners. In November 1996, the Partnership paid an operating distribution of $1,040,466 ($6 per Interest) for the third and fourth quarters of 1996 to the Limited




Partners. In May 1996, the Partnership distributed $1,040,466 ($6 per Interest) to the Limited Partners consisting of proceeds related to the sale of the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property. The General Partners have been deferring receipt of distributions in accordance with the subordination requirement of the Partnership Agreement as discussed in the Notes. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of the entire investment portfolio. The Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

     SAN JOSE

     During August 1994, JMB/San Jose Associates ("San Jose") received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project, for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable laws governing eminent domain. During 1995, the Agency filed a condemnation action in court to proceed to obtain the garage pursuant to such laws. In late 1995, San Jose and the Agency reached a mutually acceptable agreement on the transfer of the garage. In March 1996, the sale was consummated. Reference is made to the Notes for a description of such sale.

     During March 1996, San Jose sold the 190 San Fernando Building and a parking garage structure to an independent third party. The sale price of the building was $1,753,000 (before selling costs), paid in cash at closing. Reference is made to the Notes for a description of such sale. The aggregate net sale proceeds to San Jose from both sales was approximately $5,800,000 after selling costs and prorations, of which the Partnership's share was approximately $2,900,000.

     Due to the proposed sales, the San Jose venture had classified the parking garage structures and the 190 San Fernando Building as held for sale or disposition as of January 1, 1996. The remaining assets have been classified as held for sale as of December 31, 1996, and will, therefore, not be subject to continued depreciation beyond such date.

     The San Jose market has seen considerable improvement during the last year, especially in class "A" office space. As this sector of the office market continues to tighten, the increased demand for office space has moved to class "B" space as well. The office complex contains both class "A" and class "B" space. Tenants occupying approximately 30,000 square feet (approximately 7% of the buildings) of the Park Center Financial Plaza investment property have leases that expire in 1997, for which there can be no assurance of renewals. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. These anticipated costs upon re-leasing may result in a decrease in cash flow from operations over the near term.

     As previously reported, in 1996 San Jose completed a voluntary seismic upgrade to the 130 Park Center Financial Plaza building and the parking garage below the 100-130 buildings. The cost of the structural upgrade was approximately $860,000 (of which the Partnership's share was approximately $430,000).





     RIVERSIDE SQUARE MALL

     Riverside Square Mall had been experiencing decreasing sales levels due to increased competition in the market. In an effort to improve the property's competitive position, the Partnership completed a renovation of the mall and a restoration of the parking deck at a total cost of approximately $23,000,000 which was incurred in 1995 and 1996. In addition, the Partnership is continuing to add new tenants in order to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdale's, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks in 1994 for its recent store renovation in the amount of $6,100,000; and in August 1995, the Partnership escrowed $5,000,000 (all of which has been released as of December 31, 1996) for Bloomingdale's store renovation, which will be fully completed in 1997. Interest earned on the escrowed funds was remitted to the Partnership in 1996 upon termination of the escrow account. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks.

     During the third quarter of 1994, the Partnership finalized a refinancing of the existing mortgage loan with a new loan in the amount of $36,000,000. The refinancing resulted in net proceeds of approximately $22,300,000 (after retirement of the previous mortgage loan with an outstanding balance of approximately $13,000,000, and payment of a prepayment penalty of approximately $650,000 as discussed in the Notes). Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement to fund certain costs of the renovation, restoration and remerchandising as discussed above. The full amount, including interest earned, was released as of December 31, 1996. The remaining $11,100,000 of loan proceeds were used to replenish the Partnership's working capital reserve for amounts paid to or escrowed on behalf of Saks and Bloomingdale's for their store renovations as discussed above.

     During the first quarter of 1996, the Partnership executed a new lease agreement with Pottery Barn for the space previously occupied by Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building, which had filed for bankruptcy in 1994. The Pottery Barn lease, with a term of 15 years, required expenditures in 1996 for tenant allowances of approximately $2,250,000, which was funded through the tenant improvement escrow described above.

     ROYAL EXECUTIVE PARK II

     Occupancy of this property increased slightly to 98% as of December 31, 1996. As there has been a commitment to sell this property, the Royal Executive Venture has classified this property as held for sale or disposition at December 31, 1996, and therefore, the property will no longer be subject to continued depreciation.

     During the latter part of 1996 and continuing through the date of this report, leasing activity in the market has increased dramatically. This improvement is due to a combination of no new office building developments, fewer major corporation layoffs and consolidations, and a generally improving business climate resulting in increased space needs for tenants within the market. Consequently, market net effective rental rates have also improved. Overall, however, net effective rental rates have not yet recovered to a level achieved prior to the real estate depression experienced in the late 1980's and early 1990's. The vacancy rate for the Eastern Westchester office market in which the property participates remains in the mid-teens. The Partnership received its preferred level of return for 1996 in addition to a partial recovery of its cumulative shortfall in this return since 1989.





     During the fourth quarter, Royal Executive became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. Royal Executive believes that such discharge has been the result of normal operations of the property and not the actions of tenants or other third parties. Royal Executive is currently performing tests to determine the nature and extent of the contamination. Royal Executive believes that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future.

At this time, it is not possible to reasonably estimate what the cost of any required remediation will be, if any. Royal Executive does not expect that the value of the property has been materially impaired; however, there can be no assurance that the contamination will not have a material impact on the Partnership's financial condition until more information becomes available.

     GENERAL

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership elected to make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions. The Partnership has also sought or may seek additional loan modifications where appropriate. By conserving working capital, the Partnership will be in a better position to meet the future needs of its properties since the availability of satisfactory outside sources of capital may be limited given the portfolio's current debt levels. Due to these factors, the Partnership has held its remaining investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining properties and the marketplaces in which they operate, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the properties are sold in the near-term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 is primarily due to the receipt of approximately $8,100,000 in distributions from the unconsolidated ventures, partially offset by the payment of approximately $2,600,000 of distributions to the Limited Partners.

     The decrease in escrow deposits as of December 31, 1996 as compared to December 31, 1995 is primarily due to the release from escrow of approximately $5,200,000 in 1996 to fund renovation costs, and the payment of approximately $4,400,000 of the original $5,000,000 of previously escrowed deposits to Bloomingdales for their renovation at Riverside Square Mall, as discussed above.

     The increase in building and improvements as of December 31, 1996 as compared to December 31, 1995 is primarily due to tenant improvements and renovation work of approximately $4,800,000 incurred in 1996 at Riverside Square Mall, as discussed above.





     The decrease in the Partnership's investment in unconsolidated ventures at December 31, 1996 as compared to December 31, 1995 is primarily due to distributions received from such unconsolidated ventures, of which the Partnership's share was approximately $8,136,000, partially offset by earnings from the unconsolidated ventures, of which the Partnership's share was approximately $5,016,000.

     The increase in accounts payable at December 31, 1996 as compared to December 31, 1995 is primarily due to the timing of payment for tenant improvements of $500,000 completed in 1996 at the Riverside Square Mall property. The increase is partially offset by the timing of payment of certain property operating expenses.

     The decrease in construction costs payable at December 31, 1996 as compared to December 31, 1995, is primarily due to the completed renovation at the Riverside Square Mall property as discussed above.

     The decrease in other liabilities at December 31, 1996 as compared to December 31, 1995 is due to the payment to Bloomingdales during 1996 related to its renovation at the Riverside Square Mall property, which will be fully completed in 1997, as discussed above.

     The increase in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to an increase in base rentals as a result of an increase in tenant occupancies in 1996 at the Riverside Square Mall property. The decrease in rental income and property operating expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the lender taking title to the Bank of Delaware building via a deed in lieu of foreclosure in November 1994. The decrease in rental income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is partially offset by the receipt of a lease termination fee of approximately $300,000 in April 1995 at the Riverside Square Mall.

     The decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the utilization of escrowed cash, previously invested in interest bearing instruments, for the renovation and remerchandising at the Riverside Square Mall as discussed above. The increase in interest income for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to investments in U.S. Government obligations earning a higher effective yield in 1995.

     The increase in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and December 31, 1995 as compared to December 31, 1994 is primarily due to the increases in fixed assets due to the renovation at the Riverside Square Mall as discussed above and in the Notes.

     The increase in property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to an increase in real estate taxes (partially recoverable from tenants) of approximately $470,000 due to an increase in the assessed value of the Riverside Square Mall property as a result of the renovation as discussed above. The increase is also due to the increase in snow removal expenses (partially recoverable from tenants) of approximately $280,000 at the Riverside Square Mall.

     The increase in amortization of deferred expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the commencement in the fourth quarter of 1995 of amortization of $5,000,000 of deferred leasing costs paid to Bloomingdales for its renovation at the Riverside Square Mall. The increase in amortization expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the commencement in late 1994 of the amortization of certain capitalized expenses relating to the third quarter 1994 refinancing of the debt at Riverside Square Mall as more fully discussed in the Notes.





     The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to a decrease in reimbursable costs to affiliates of the General Partners in 1996. The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior-year reimbursable costs to such affiliates.

     The Partnership's share of operations of unconsolidated ventures increased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to the receipt of a lease termination fee of approximately $210,000 in May 1996 at the Royal Executive Park II investment property, as well as a cessation of mortgage interest expense at the 100-130 Park Center Financial Plaza investment property, due to repayment of the mortgage loans in 1995.

     The Partnership's share of gain on sale of investment properties of unconsolidated venture of $1,412,610 in 1996 is due to the gain incurred on the sale of the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property.

     The gain on disposition of investment property of $447,650 in 1994 is due to the lender taking title to the Bank of Delaware building via a deed in lieu of foreclosure in November 1994.

     The $2,206,791 extraordinary item for the year ended December 31, 1994 is due to the refinancing of the long-term debt at the Riverside Square Mall as more fully discussed in the Notes.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the properties remain substantially occupied. In addition, substantially all of the leases at the Partner-ship's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1996 and 1995
Statements of Operations, years ended December 31,
 1996, 1995 and 1994
Statements of Partners' Capital Accounts (Deficit),
  years ended December 31, 1996, 1995 and 1994
Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994
Notes to Financial Statements

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




                        ROYAL EXECUTIVE PARK II
                        (A GENERAL PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1996 and 1995
Statements of Operations, years ended December 31,
  1996, 1995 and 1994
Statements of Partners' Capital Accounts, years ended
  December 31, 1996, 1995 and 1994
Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994
Notes to Financial Statements

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XI at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996, the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 11,548,195        5,523,514
  Rents and other receivables, net of allowance for
    doubtful accounts of $642,633 in 1996 and
    $511,404 in 1995. . . . . . . . . . . . . . . . . . . . . . . . .      2,010,246        2,319,003
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         91,506           79,621
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .        786,706       10,105,790
                                                                        ------------      -----------

        Total current assets. . . . . . . . . . . . . . . . . . . . .     14,436,653       18,027,928
                                                                        ------------      -----------

Investment property, at cost - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,796,561        3,796,561
  Building and improvements . . . . . . . . . . . . . . . . . . . . .     75,476,781       70,665,239
                                                                        ------------      -----------

                                                                          79,273,342       74,461,800
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .     17,321,842       14,927,070
                                                                        ------------      -----------

        Property held for investment, net of accumulated
          depreciation. . . . . . . . . . . . . . . . . . . . . . . .     61,951,500       59,534,730
Investment in unconsolidated ventures, at equity. . . . . . . . . . .     20,367,302       23,487,628
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      5,350,705        5,749,718
                                                                        ------------      -----------

                                                                        $102,106,160      106,800,004
                                                                        ============      ===========





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                            ----------------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    537,623          494,697
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        774,790          501,970
  Construction costs payable. . . . . . . . . . . . . . . . . . . . .          --             673,008
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        243,139          246,581
                                                                        ------------      -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .      1,555,552        1,916,256
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        101,539           84,131
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          --           4,434,509
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     34,404,477       34,942,100
                                                                        ------------      -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .     36,061,568       41,376,996

Partners' capital accounts (deficit):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .      5,431,146        5,344,614
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (6,631,429)      (6,631,429)
                                                                        ------------      -----------
                                                                          (1,199,283)      (1,285,815)
                                                                        ------------      -----------
  Limited partners (173,411 interests):
      Capital contributions, net of offering costs. . . . . . . . . .    156,493,238      156,493,238
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .     30,559,055       27,422,838
      Cumulative cash distributions . . . . . . . . . . . . . . . . .   (119,808,418)    (117,207,253)
                                                                        ------------      -----------
                                                                          67,243,875       66,708,823
                                                                        ------------      -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .     66,044,592       65,423,008
                                                                        ------------      -----------
                                                                        $102,106,160      106,800,004
                                                                        ============      ===========



                               See accompanying notes to financial statements.




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $12,711,885       11,822,997      13,022,234
  Interest income . . . . . . . . . . . . . . . . .         691,587        1,092,288       1,026,602
                                                        -----------      -----------     -----------
                                                         13,403,472       12,915,285      14,048,836
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       2,936,882        2,976,655       2,803,351
  Depreciation. . . . . . . . . . . . . . . . . . .       2,394,772        1,975,902       1,726,612
  Property operating expenses . . . . . . . . . . .       8,835,327        8,110,731       8,778,556
  Professional services . . . . . . . . . . . . . .         262,322          277,837         343,023
  Amortization of deferred expenses . . . . . . . .         458,744          191,592          86,376
  General and administrative. . . . . . . . . . . .         308,471          399,979         275,525
                                                        -----------      -----------     -----------
                                                         15,196,518       13,932,696      14,013,443
                                                        -----------      -----------     -----------
        Operating earnings (loss) . . . . . . . . .      (1,793,046)      (1,017,411)         35,393
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . .       3,603,185        2,873,705       2,617,210
                                                        -----------      -----------     -----------
        Net operating earnings (loss) . . . . . . .       1,810,139        1,856,294       2,652,603
Partnership's share of gain on sale of investment
  properties of unconsolidated venture. . . . . . .       1,412,610            --              --
Gain on disposition of investment
  property. . . . . . . . . . . . . . . . . . . . .           --               --            447,650
                                                        -----------      -----------     -----------
        Net earnings (loss) before
          extraordinary item. . . . . . . . . . . .       3,222,749        1,856,294       3,100,253
Extraordinary item. . . . . . . . . . . . . . . . .           --               --         (2,206,791)
                                                        -----------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .     $ 3,222,749        1,856,294         893,462
                                                        ===========      ===========     ===========





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED


                                                           1996             1995            1994
                                                       ------------     ------------    ------------
        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings (loss) . . . . . .    $      10.02            10.28           14.60
          Partnership's share of gain on sale
            of investment properties of
            unconsolidated venture. . . . . . . . .            8.06            --              --
          Gain on disposition of investment
            property. . . . . . . . . . . . . . . .           --               --               2.56
          Extraordinary item. . . . . . . . . . . .           --               --             (12.22)
                                                        -----------      -----------     -----------
            Net earnings (loss) . . . . . . . . . .     $     18.08            10.28            4.94
                                                        ===========      ===========     ===========




























                               See accompanying notes to financial statements.




                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1993 . . . .  $1,000    5,233,888   (6,631,429)  (1,396,541)  156,493,238   24,783,808 (113,045,389) 68,231,657

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest). .    --          --           --           --            --           --      (2,080,932) (2,080,932)
Net earnings
 (loss) . . .    --         36,474        --          36,474         --         856,988        --        856,988
               ------   ----------   ----------   ----------   -----------  ----------- ------------ -----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1994 . . . .   1,000    5,270,362   (6,631,429)  (1,360,067)  156,493,238   25,640,796 (115,126,321) 67,007,713

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest). .    --          --           --           --            --           --      (2,080,932) (2,080,932)
Net earnings
 (loss) . . .    --         74,252        --          74,252         --       1,782,042        --      1,782,042
               ------   ----------   ----------   ----------   -----------  ----------- ------------ -----------





                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1995 . . . .   1,000    5,344,614   (6,631,429)  (1,285,815)  156,493,238   27,422,838 (117,207,253) 66,708,823

Cash distri-
 butions
 ($15 per
 limited
 partnership
 interest). .    --          --           --           --            --           --      (2,601,165) (2,601,165)
Net earnings
 (loss) . . .    --         86,532        --          86,532         --       3,136,217        --      3,136,217
               ------   ----------   ----------   ----------   -----------  ----------- ------------ -----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1996 . . . .  $1,000    5,431,146   (6,631,429)  (1,199,283)  156,493,238   30,559,055 (119,808,418) 67,243,875
               ======   ==========   ==========   ==========   ===========  =========== ============ ===========











                                 See accompanying notes to financial statements.




                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                            1996            1995             1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $ 3,222,749        1,856,294         893,462
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .       2,394,772        1,975,902       1,726,612
    Amortization of deferred expenses . . . . . . .         458,744          191,592          86,376
    Amortization of discounts on long-term debt . .           --               --            101,110
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions. . .         944,935        1,008,416        (827,598)
    Partnership's share of gain on sale of invest-
      ment properties of unconsolidated venture . .      (1,412,610)           --              --
    Total gain on disposition of investment
      property. . . . . . . . . . . . . . . . . . .           --               --         (1,128,591)
    Extraordinary item. . . . . . . . . . . . . . .           --               --          2,206,791
  Changes in:
    Rents and other receivables . . . . . . . . . .         308,757         (334,608)       (511,436)
    Prepaid expenses. . . . . . . . . . . . . . . .         (11,885)           --            205,931
    Escrow deposits . . . . . . . . . . . . . . . .         (64,859)        (820,114)       (330,151)
    Accounts payable. . . . . . . . . . . . . . . .         272,820           16,506         229,990
    Accrued interest payable. . . . . . . . . . . .          (3,442)          (3,167)      1,006,931
    Tenant security deposits. . . . . . . . . . . .          17,408            4,249          18,578
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       6,127,389        3,895,070       3,678,005
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . .           --           7,530,660      16,150,680
  Net escrow draws for construction
    related costs . . . . . . . . . . . . . . . . .       4,949,435        2,223,117           --
  Additions to investment properties. . . . . . . .      (5,484,550)     (11,813,978)    (19,596,334)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .       3,588,000        1,250,000           --
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .           --          (1,233,436)     (1,557,469)
  Payment of deferred expenses. . . . . . . . . . .         (59,731)        (577,118)       (760,391)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .       2,993,154       (2,620,755)     (5,763,514)
                                                        -----------      -----------     -----------




                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Cash proceeds from refinancing of
    long-term debt. . . . . . . . . . . . . . . . .           --               --         11,102,785
  Bank overdraft. . . . . . . . . . . . . . . . . .           --            (415,003)        415,003
  Principal payments on long-term debt. . . . . . .        (494,697)        (455,199)       (418,141)
  Distributions to limited partners . . . . . . . .      (2,601,165)      (2,080,932)     (2,080,932)
                                                        -----------      -----------     -----------

          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (3,095,862)      (2,951,134)      9,018,715
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .       6,024,681       (1,676,819)      6,933,206
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       5,523,514        7,200,333         267,127
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $11,548,195        5,523,514       7,200,333
                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest. . . .     $ 2,940,324        2,979,823       1,695,310
                                                        ===========      ===========     ===========
Non-cash investing and financing activities:
   Disposition of investment property:
     Balance due on long-term debt cancelled. . . .     $     --               --          9,500,000
     Accrued interest expense on accelerated
       long-term debt . . . . . . . . . . . . . . .           --               --            862,422
     Reduction of investment property . . . . . . .           --               --         (8,955,641)
     Reduction of deferred expenses . . . . . . . .           --               --            (29,099)
     Reduction of other assets. . . . . . . . . . .           --               --           (249,091)
                                                        -----------      -----------      ----------
          Non-cash gain recognized due to
            lender realizing upon security. . . . .     $     --               --          1,128,591
                                                        ===========      ===========      ==========
   Increase in deferred costs due to escrow
     of funds for payment of inducement . . . . . .     $     --           5,000,000           --
     Net increase in other liabilities. . . . . . .           --          (4,434,509)          --
                                                        -----------      -----------      ----------
          Payments of inducement from
            escrowed funds. . . . . . . . . . . . .     $     --             565,491           --
                                                        ===========      ===========      ==========






                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996            1995            1994
                                                        -----------      -----------     -----------
  Refinancing of long-term debt:
    Proceeds of refinancing, net of
      refinancing costs . . . . . . . . . . . . . .     $     --               --         35,913,859
    Retirement of debt, net of discount . . . . . .           --               --        (12,983,269)
    Proceeds escrowed . . . . . . . . . . . . . . .           --               --        (11,178,642)
    Prepayment penalty. . . . . . . . . . . . . . .           --               --           (649,163)
                                                        -----------      -----------     -----------
          Cash proceeds from refinancing of
            long-term debt. . . . . . . . . . . . .     $     --               --         11,102,785
                                                        ===========      ===========     ===========






























                                 See accompanying notes to financial statements.




                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in Royal Executive Park II ("Royal Executive") and JMB/San Jose Associates ("San Jose"). Accordingly, the accompanying financial statements do not include the accounts of Royal Executive and San Jose.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:







                                                     1996                              1995
                                     ------------------------------    ------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     ----------
Total assets. . . . . . . . . . . .   $102,106,160      122,747,292      106,800,004     129,176,609

Partners' capital accounts
  (deficit):
    General partners. . . . . . . .     (1,199,283)      (1,451,001)      (1,285,815)     (1,478,591)
    Limited partners. . . . . . . .     67,243,875       88,203,901       66,708,823      89,438,466

Net earnings (loss):
    General partners. . . . . . . .         86,532           27,590           74,252          46,294
    Limited partners. . . . . . . .      3,136,217        1,366,601        1,782,042       1,111,065

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .          18.08             7.88            10.28            6.41
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($8,217,261 and $3,987,126 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments" (as amended), requires certain large public entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $34,942,100, has been calculated to have an SFAS 107 value of $35,225,726 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.





     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center.
In November 1994, the lender realized upon its security interest and took title to the Bank of Delaware building via a deed in lieu of foreclosure. In March 1996, the San Jose venture sold its interest in the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property. All of the remaining properties were in operation at December 31, 1996. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

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

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell.

     The results of operations for the Bank of Delaware office building sold or disposed of during 1994 was a loss of $775,146 for the year ended December 31, 1994. In addition, the accompanying consolidated financial statements include $3,603,185, $2,873,705 and $2,607,188, respectively, of the Partnership's share of total property operations of $4,209,143, $3,435,566 and total loss of $22,339,724 of unconsolidated properties held for sale or disposition as of December 31, 1996 or sold or disposed of in the past three years.

INVESTMENT PROPERTIES

     RIVERSIDE SQUARE MALL

     During October 1983, the Partnership acquired an existing enclosed regional shopping center in Hackensack, New Jersey. The Partnership's purchase price for the mall was $36,236,282. The Partnership made a cash down payment at closing of $20,000,000 with the balance of the purchase price represented by a first mortgage loan. During the third quarter of 1994, the Partnership finalized a refinancing of the first mortgage loan with a new loan in the amount of $36,000,000 which resulted in net proceeds of approximately $22,300,000. The new loan has an interest rate of 8.35% per annum, requires monthly principal and interest payments of $286,252 beginning September 1, 1994, and matures December 1, 2006, when the unpaid principal and interest balance is due. Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and released as required, including interest, to fund certain costs of the renovation and restoration as discussed below. The full amount of the escrow has been released as of December 31, 1996. The remaining $11,100,000 of loan proceeds were used to replenish the Partnership's working capital reserve for amounts paid to or escrowed on behalf of Saks and Bloomingdale's for their store renovations as discussed below. Additionally, the Partnership recorded, in 1994, an extraordinary loss on refinancing of $2,206,791 representing the write-off of unamortized discount on the original mortgage loan of $1,557,628 and a $649,163 prepayment penalty.

     The Partnership completed its renovation of the Riverside Square Mall as well as its restoration of the parking deck (at final costs of approximately $13,500,000 and $7,000,000, respectively) and is continuing to remerchandise the center. In such regard, the Partnership has budgeted in 1997 approximately $5,386,000 for tenant improvements and capital expenditures. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdale's, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for its store renovation in the amount of $6,100,000; and in August 1995, the Partnership escrowed $5,000,000, reflected as a deferred leasing cost, (the full amount of which has been released as of December 31, 1996) for Bloomingdale's store renovation, which is scheduled to be completed in 1997. The Partnership had accrued the unfunded amount payable to Bloomingdale's as of December 31, 1995 and recorded such amounts as a deferred expense in the accompanying balance sheet. Interest earned on the escrowed funds was remitted to the Partnership upon termination of the escrow account. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks.

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


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1996 is a party to two operating venture agreements (San Jose and Royal Executive) and has made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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

     SAN JOSE

     The Partnership acquired, through San Jose, an interest in an existing office building complex in San Jose, California (Park Center Financial Plaza) consisting of ten office buildings, a parking and retail building (185 Park Avenue) and two parking garage structures.

     In September 1986, San Jose obtained a mortgage loan in the amount of $25,000,000 secured by the 150 Almaden and 185 Park Avenue buildings and certain parking areas. Due to the scheduled maturity of the loan, San Jose, during the fourth quarter of 1994, finalized a loan extension and modification with the mortgage lender. The refinancing resulted in the 1994 partial paydown of the outstanding principal balance in the amount of $2,500,000.

     After reviewing and analyzing San Jose's potential options with regard to its investment in the 100-130 Park Center Plaza portion of the complex, San Jose determined that it was in the best interest of the venture to repay the mortgage obligations secured by this portion of the complex and did so in October 1995. The outstanding principal balances, at the time of repayment, were $2,418,722 of which the Partnership's share was $1,209,361.






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

     During August 1994, San Jose received notification from the Redevelopment Agency of the City of San Jose of its offer to purchase one of the parking garage structures in the office building complex, for an approved Agency project for $4,090,000. The price offered was deemed by the Agency to be just compensation in compliance with applicable laws concerning eminent domain. During 1995, the Agency filed a condemnation action in court to proceed to obtain the garage pursuant to such laws. In late 1995, San Jose and the Agency reached a mutually acceptable agreement on the transfer of the garage. In March 1996, the sale was consummated. Under the transfer agreement, San Jose received replacement parking spaces for its tenants in a nearby city-owned parking structure for a term of fifty-five years in addition to the aforementioned purchase price of $4,090,000. San Jose recognized a gain of approximately $2,036,000 and $1,857,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $1,018,000 and $928,500, respectively, was allocated to the Partnership.

     In March 1996, San Jose sold the 190 San Fernando Building to an independent third party. The sale price of the building was $1,753,000 (before selling costs), and was paid in cash at closing. San Jose recognized a gain of approximately $789,000 and $21,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $394,500 and $10,500, respectively, was allocable to the Partnership.

     At September 30, 1994, San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

     As San Jose had committed to a plan to sell the properties, the 190 San Fernando Building and the parking structure were classified as held for sale or disposition as of January 1, 1996 and therefore were not subject to continued depreciation. The San Jose venture has subsequently committed to a plan to sell the balance of the complex, and has classified the remaining assets as held for sale as of December 31, 1996 and these assets will therefore no longer be subject to continued depreciation.

     ROYAL EXECUTIVE PARK II

     In December 1985, the Partnership entered into a commitment to fund a $27,000,000 convertible first mortgage note on a three building office park then under construction in Rye Brook, New York (Royal Executive Park II). The first mortgage note called for monthly installments of interest only at a rate of 10% through the period of equity conversion.





     During February 1987, the Partnership exercised its option of converting the $27,000,000 mortgage into an ownership position. Upon the conversion of the mortgage note, the Partnership entered into a joint venture (Royal Executive) with the borrower (joint venture partners). Pursuant to the terms of the venture agreement, until certain rental achievement levels are attained, the Partnership is entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow is distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions is subject to the actual operations of the property. The Partnership is entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available operating cash flow before any cash flow distributions are made to the venture partner. The cumulative deficiency in the preferred annual return is approximately $3,100,000 at December 31, 1996. The Royal Executive venture agreement further provides that the Partnership is entitled to priority level of distribution of sale and refinancing proceeds of $27,000,000 plus the cumulative deficiency in its preferred annual return.

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

     Due to uncertainty about the ability to recover the net carrying value of the property through future operations and sale, Royal Executive made a provision for value impairment of $25,378,894 at September 30, 1994 to reduce the net carrying value of the property to the then estimated fair value. The provision for value impairment has been allocated fully to the venture partner to reflect their subordination to the Partnership in distributions with regard to future operation and sale or financing proceeds as discussed above.

     Occupancy of this property increased slightly to 98% as of December 31, 1996. As there has been a commitment to sell this property, the Royal Executive Venture has classified this property as held for sale or disposition at December 31, 1996, and therefore, the property will no longer be subject to continued depreciation.

     During the latter part of 1996 and continuing through the date of this report, leasing activity in the market has increased dramatically. This improvement is due to a combination of no new office building developments, fewer major corporation layoffs and consolidations, and a generally improving business climate resulting in increased space needs for tenants within the market. Consequently, market net effective rental rates have also improved. Overall, however, net effective rental rates have not yet recovered to a level achieved prior to the real estate depression experienced in the late 1980's and early 1990's. The vacancy rate for the Eastern Westchester office market in which the property participates remains in the mid-teens. The Partnership received its preferred level of return for 1996 in addition to a partial recovery of its cumulative shortfall in this return since 1989.

     During the fourth quarter, Royal Executive became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. Royal Executive believes that such discharge has been the result of normal operations of the property and not the actions of tenants or other third parties. Royal Executive is currently performing tests to determine the nature and extent of the contamination. Royal Executive believes that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future.

At this time, it is not possible to reasonably estimate what the cost of any required remediation will be. Royal Executive does not expect that the value of the property has been materially impaired; however, there can be no assurance that the contamination will not have a material impact on the Partnership's financial condition until more information becomes available.

     Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership, who managed the property until December 1994 for a fee computed as a percentage of certain revenues. In December 1994, this affiliated property manager sold substantially all of its assets and assigned its interest in its Management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property is acting as the manager of the property on the same terms that existed prior to the assignment.


LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1996 and
1995:
                                                  1996         1995
                                               ----------   ----------
8.35% mortgage note, secured by Riverside
 Square Mall in Hackensack, New Jersey;
 payable in monthly installments of
 principal and interest of $286,252
 through December 1, 2006, the scheduled
 maturity date at which time the unpaid
 principal and interest is due. . . . . . .   $34,942,100   35,436,797
Less current portion of long-term debt. . .       537,623      494,697
                                              -----------   ----------
          Total long-term debt. . . . . . .   $34,404,477   34,942,100
                                              ===========   ==========

     Five year maturities of long-term debt are summarized as follows for the years ending:

                1997. . . . . . . . . . .      $537,623
                1998. . . . . . . . . . .       584,273
                1999. . . . . . . . . . .       634,971
                2000. . . . . . . . . . .       690,068
                2001. . . . . . . . . . .       749,945
                                               ========


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

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, notwithstanding such allocations, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 7% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1985 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. As the above levels of return are not expected to be achieved, approximately $3,270,000 of sale proceeds from the sale of the Partnership's interest in the Genesee Valley Center has been deferred by the General Partners.


LEASES

     At December 31, 1996, the Partnership's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from one to thirty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, substantially all of the leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependant upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                 1997 . . . . . . . . . . . $ 5,750,070
                 1998 . . . . . . . . . . .   5,761,989
                 1999 . . . . . . . . . . .   5,457,849
                 2000 . . . . . . . . . . .   4,963,342
                 2001 . . . . . . . . . . .   4,731,268
                 Thereafter . . . . . . . .  18,010,428
                                            -----------
                     Total. . . . . . . . .  $44,674,946
                                            ===========

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

                    1994. . . . . . . .     $274,431
                    1995. . . . . . . .      210,903
                    1996. . . . . . . .      312,727
                                            ========





TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                            1996       1995       1994     1996
                          --------   --------   --------------------
Property management
 and leasing fees . . . . $229,333    236,845    608,703    33,000
Insurance commissions . .   42,093     44,370     45,765      --
Reimbursement (at cost)
 for accounting services.    9,825     99,195     74,653       988
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   23,498     19,685     30,506     6,167
Reimbursement (at cost)
 for legal services . . .    4,691      4,942     33,071     1,158
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .    --       124,906      6,002      --
                          --------   --------   --------   -------
                          $309,440    529,943    798,700    41,313
                          ========   ========   ========   =======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the years ended December 31, 1996 and 1995 were approximately $39,000 and $30,000, respectively, all of which has been paid at December 31, 1996.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions aggregated $1,844,000 as of December 31, 1996. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement as discussed above. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied to permit payment of the majority of these amounts. In addition, in 1994, an affiliate of the General Partner deferred $300,000 in leasing fees at Riverside Square Mall pursuant to the management agreement.

Of this amount, $75,000 and $192,000 was paid during 1996 and 1995, respectively. The remaining deferred amount of $33,000 or other amounts deferred do not bear interest and may be paid in future periods.





INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary of combined financial information for San Jose and Royal Executive as of and for the years ended December 31, 1996 and 1995 are as follows:

                                         1996            1995
                                     ------------     -----------

  Current assets. . . . . . . . .    $  5,535,189       6,893,093
  Current liabilities . . . . . .        (625,146)       (579,280)
                                     ------------     -----------
      Working capital . . . . . .       4,910,043       6,313,813
                                     ------------     -----------
  Investment property, net. . . .      49,157,299      52,505,109
  Other assets, net . . . . . . .       1,287,622       1,287,438
  Long-term debt. . . . . . . . .     (23,338,875)    (23,431,863)
  Other liabilities . . . . . . .        (247,868)       (216,518)
  Venture partners' equity. . . .     (11,400,919)    (12,970,351)
                                     ------------     -----------
      Partnership's capital . . .    $ 20,367,302      23,487,628
                                     ============     ===========
  Represented by:
    Invested capital. . . . . . .    $ 77,738,617      77,738,617
    Cumulative distributions. . .     (49,501,766)    (41,365,645)
    Cumulative losses . . . . . .      (7,869,549)    (12,885,344)
                                     ------------     -----------
                                     $ 20,367,302      23,487,628
                                     ============     ===========
  Total income. . . . . . . . . .    $ 16,333,533      15,525,621
                                     ============     ===========
  Expenses applicable to
    operating loss. . . . . . . .    $ 12,124,390      12,090,055
                                     ============     ===========
  Gain on disposition of
    investment property . . . . .    $  2,825,220           --
                                     ============     ===========
  Net earnings (loss) . . . . . .    $  7,034,363       3,435,566
                                     ============     ===========

     Reference is made to the notes regarding the provision for value impairment of $944,335 which was recorded in 1994 by San Jose and to notes regarding the provision for value impairment of $25,378,894 which was recorded in 1994 by Royal Executive.

     The total income, expenses related to operating loss and net loss for the above-mentioned ventures for the year ended December 31, 1994 were $15,799,775, $38,119,456 and $22,319,680, respectively.








                                                                                         SCHEDULE III
                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996

                                                             COSTS
                                                          CAPITALIZED
                                    INITIAL COST TO      SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)     ACQUISITION(B)          AT CLOSE OF PERIOD
                                ----------------------- --------------                        -------------------------------------
                                            BUILDINGS     BUILDINGS                  BUILDINGS
                                              AND           AND                         AND
                  ENCUMBRANCE      LAND    IMPROVEMENTS  IMPROVEMENTS       LAND    IMPROVEMENTS  TOTAL (C)
                  -----------   ----------------------- --------------   ---------- ------------ ----------
SHOPPING CENTER:
 Hackensack,
  New Jersey. .   $34,942,100     3,796,561  30,880,649     44,596,132    3,796,561   75,476,781 79,273,342
                  ===========     =========  ==========     ==========    =========  ==========  ==========





                                                                              SCHEDULE III - CONTINUED
                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                            REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1996
                                   ACCUMULATED           DATE OF      DATE        OPERATION     REAL ESTATE
                                  DEPRECIATION(D)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------
SHOPPING CENTER:
 Hackensack,
  New Jersey. . . . . . . . . . . .  $17,321,842          1977       10-19-83       5-30 years    2,138,399
                                     ===========                                                  =========

-------------

Notes:
       (A)  The initial cost to the Partnership represents the original purchase price of the properties (net of unamortized discount based upon an imputed interest rate), including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $82,313,453.





                                                                              SCHEDULE III - CONTINUED
                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996

(C)    Reconciliation of real estate owned:

                                                               1996             1995             1994
                                                           ------------     ------------    ------------
     Balance at beginning of period . . . . . . . . . .     $74,461,800       65,406,740      57,782,585
     Additions during period. . . . . . . . . . . . . .       4,811,542        9,055,060      23,028,260
     Dispositions during period . . . . . . . . . . . .           --               --        (15,404,105)
                                                            -----------      -----------      ----------
     Balance at end of period . . . . . . . . . . . . .     $79,273,342       74,461,800      65,406,740
                                                            ===========      ===========      ==========

(D)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . . .     $14,927,070       12,951,168      17,673,020
     Depreciation expense . . . . . . . . . . . . . . .       2,394,772        1,975,902       1,726,612
     Accumulated depreciation written-off at
       Bank of Delaware . . . . . . . . . . . . . . . .           --               --         (6,448,464)
                                                            -----------      -----------      ----------

     Balance at end of period . . . . . . . . . . . . .     $17,321,842       14,927,070      12,951,168
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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Executive Park II at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.






                                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------

                                                                            1996            1995
                                                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      $   439,499         707,938
  Rents and other receivables, net of allowance for
    doubtful accounts of $82,032 in 1996 and
    $59,660 in 1995 . . . . . . . . . . . . . . . . . . . . . . . .          557,570       1,018,348
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .            --             11,316
                                                                         -----------     -----------

          Total current assets. . . . . . . . . . . . . . . . . . .          997,069       1,737,602
                                                                         -----------     -----------

Investment property, at cost - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --          2,569,125
  Buildings and improvements. . . . . . . . . . . . . . . . . . . .            --         32,937,958
                                                                         -----------     -----------

                                                                               --         35,507,083
  Less accumulated depreciation . . . . . . . . . . . . . . . . . .            --         13,957,866
                                                                         -----------     -----------

          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . .            --         21,549,217

  Property held for sale or disposition . . . . . . . . . . . . . .       20,726,634           --
                                                                         -----------     -----------

          Total investment property . . . . . . . . . . . . . . . .       20,726,634      21,549,217
                                                                         -----------     -----------
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .          327,630         413,431
                                                                         -----------     -----------

                                                                         $22,051,333      23,700,250
                                                                         ===========     ===========





                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1996            1995
                                                                        ------------    ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .      $   168,640         256,235
                                                                         -----------     -----------

          Total current liabilities . . . . . . . . . . . . . . . .          168,640         256,235

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . .          168,269         167,648
                                                                         -----------     -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . .          336,909         423,883

Partners' capital accounts. . . . . . . . . . . . . . . . . . . . .       21,714,424      23,276,367
                                                                         -----------     -----------


                                                                         $22,051,333      23,700,250
                                                                         ===========     ===========




















                               See accompanying notes to financial statements.




                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                           1996             1995             1994
                                                        -----------      -----------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 7,044,108        6,281,703       6,517,638
  Interest income . . . . . . . . . . . . . . . . .          51,257           61,472          11,318
                                                        -----------      -----------     -----------

                                                          7,095,365        6,343,175       6,528,956
                                                        -----------      -----------     -----------

Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . .         915,666          912,943         897,428
  Property operating expenses . . . . . . . . . . .       3,107,719        3,041,478       3,355,481
  Amortization of deferred expenses . . . . . . . .          85,802          371,516         100,234
  Provision for value impairment. . . . . . . . . .           --               --         25,378,894
                                                        -----------      -----------     -----------

                                                          4,109,187        4,325,937      29,732,037
                                                        -----------      -----------     -----------

          Net earnings (loss) . . . . . . . . . . .     $ 2,986,178        2,017,238     (23,203,081)
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




                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                  STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                           UNAFFILIATED
                                                              VENTURE           JMB-XI            TOTAL
                                                           -------------      -----------     -----------

Balance at December 31, 1993. . . . . . . . . . . . . .      $31,320,181       18,049,764      49,369,945

Capital contributions . . . . . . . . . . . . . . . . .          459,138            --            459,138
Cash distributions. . . . . . . . . . . . . . . . . . .            --          (1,789,612)     (1,789,612)
Net earnings (loss) . . . . . . . . . . . . . . . . . .      (25,378,591)       2,175,510     (23,203,081)
                                                             -----------      -----------     -----------

Balance at December 31, 1994. . . . . . . . . . . . . .        6,400,728       18,435,662      24,836,390

Capital contributions . . . . . . . . . . . . . . . . .          304,860            --            304,860
Cash distributions. . . . . . . . . . . . . . . . . . .            --          (3,882,121)     (3,882,121)
Net earnings (loss) . . . . . . . . . . . . . . . . . .         (147,303)       2,164,541       2,017,238
                                                             -----------      -----------     -----------

Balance at December 31, 1995. . . . . . . . . . . . . .        6,558,285       16,718,082      23,276,367

Cash distributions. . . . . . . . . . . . . . . . . . .            --          (4,548,121)     (4,548,121)
Net earnings (loss) . . . . . . . . . . . . . . . . . .           (5,524)       2,991,702       2,986,178
                                                             -----------      -----------     -----------

Balance at December 31, 1996. . . . . . . . . . . . . .      $ 6,552,761       15,161,663      21,714,424
                                                             ===========      ===========     ===========








                               See accompanying notes to financial statements.




                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                            1996             1995            1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $ 2,986,178        2,017,238     (23,203,081)
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . .         915,666          912,943         897,428
    Amortization of deferred expenses . . . . . . .          85,802          371,516         100,234
    Provision for value impairment. . . . . . . . .           --               --         25,378,894
  Changes in:
    Rents and other receivables . . . . . . . . . .         460,777          561,279        (607,899)
    Prepaid expenses. . . . . . . . . . . . . . . .          11,316            4,370          (1,110)
    Accounts payable. . . . . . . . . . . . . . . .         (87,595)        (156,596)       (145,199)
    Tenant security deposits. . . . . . . . . . . .             621            --             47,111
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . .       4,372,765        3,710,750       2,466,378

Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . .           --              98,281         (98,281)
  Additions to investment property. . . . . . . . .         (93,083)        (186,896)       (525,677)
  Payment of deferred expenses. . . . . . . . . . .           --             (65,900)       (231,425)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . .         (93,083)        (154,515)       (855,383)
                                                        -----------      -----------     -----------





                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1996             1995            1994
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Capital contributed to venture. . . . . . . . . .           --             304,860         459,138
  Distributions to partners . . . . . . . . . . . .      (4,548,121)      (3,882,121)     (1,789,612)
                                                        -----------      -----------     -----------

        Net cash provided by (used in)
          financing activities. . . . . . . . . . .      (4,548,121)      (3,577,261)     (1,330,474)
                                                        -----------      -----------     -----------
        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . .        (268,439)         (21,026)        280,521

        Cash and cash equivalents,
          at beginning of year. . . . . . . . . . .         707,938          728,964         448,443
                                                        -----------      -----------     -----------
        Cash and cash equivalents,
          at end of year. . . . . . . . . . . . . .     $   439,499          707,938         728,964
                                                        ===========      ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $     --               --              --
                                                        ===========      ===========     ===========
  Non-cash investing and financing activity . . . .     $     --               --              --
                                                        ===========      ===========     ===========

















                               See accompanying notes to financial statements.




                        ROYAL EXECUTIVE PARK II
                        (A GENERAL PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

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

     As the Royal Executive venture has subsequently determined to sell the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, will not be subject to continued depreciation. The results of operations of the property included in the accompanying financial statements were profits of $2,986,178, $2,017,238, and a loss of $23,203,081 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Venture's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Venture's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Venture. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:







                                                    1996                              1995
                                      -----------------------------    -----------------------------
                                                        TAX BASIS                          TAX BASIS
                                       GAAP BASIS      (UNAUDITED)       GAAP BASIS       (UNAUDITED)
                                      ------------     -----------      ------------      ----------
Total assets. . . . . . . . . . . .    $22,051,333       18,708,984       23,700,250      21,262,818

Partners' capital accounts. . . . .     21,714,424       18,372,075       23,276,367      20,838,960

Net earnings (loss) . . . . . . . .      2,986,178        2,081,235        2,017,238       1,783,804
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

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term or the Partnership has concluded that it may dispose of the property by no longer funding operating deficits or debt service requirements of the
property thus allowing the lender to realize upon its security.   In
accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. In certain situations, such estimated fair value could be less than the existing non-recourse debt which is secured by the property. There can be no assurance that any estimated fair value of these properties would ultimately be realized by the Partnership in any future sale or disposition transaction.

     Under the prior accounting policy, provisions for value impairment were recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale were less than the property's carrying value.





     Upon the disposition of any impaired property, the Partnership will generally recognize more net gain for financial reporting purposes under SFAS 121 than it would have under the Partnership's prior impairment policy, without regard to the amount, if any, of cash proceeds received by the Partnership in connection with the disposition. Although implementation of this accounting statement could significantly impact the Partnership's reported earnings, there would be no impact on cash flows. Further, any such impairment loss is not recognized for Federal income tax purposes.

     In 1994, the Venture recorded a provision for value impairment of $25,378,894 as described in the Notes of the Financial Statements of JMB Income Properties - XI. Such notes are incorporated herein by reference.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the venture partners rather than the Venture.


VENTURE AGREEMENT

      A description of the acquisition of the property and the venture agreement is contained in the Notes of the financial statements of JMB Income - XI. Such notes are incorporated herein by reference.


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


LEASES

     At December 31, 1996, the Venture's principal asset is an office building complex. The Venture has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, was depreciated over the estimated useful life prior to being classified as held for sale as described above. Leases with tenants range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

               1997 . . . . . . . . . . . . . .    $ 5,679,158
               1998 . . . . . . . . . . . . . .      5,551,700
               1999 . . . . . . . . . . . . . .      4,803,530
               2000 . . . . . . . . . . . . . .      4,013,572
               2001 . . . . . . . . . . . . . .      1,610,774
               Thereafter . . . . . . . . . . .      1,101,082
                                                   -----------
                                                   $22,759,816
                                                   ===========






TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Venture to the General Partners and their affiliates as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                            1996       1995       1994        1996
                          --------   --------   --------   ------------

Property management
 and leasing fees . . . .  $  --         --       14,268         --
                           -------    -------    -------       -----
                           $  --         --       14,268         --
                           =======    =======    =======       =====





                                                                                          SCHEDULE III
                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996





                                    INITIAL COST TO                        GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)                           AT CLOSE OF PERIOD (B)
                                -----------------------      COSTS    -------------------------------------
                                            BUILDINGS     CAPITALIZED                BUILDINGS
                                              AND        SUBSEQUENT TO                  AND
                  ENCUMBRANCE     LAND     IMPROVEMENTS ACQUISITION(C)      LAND    IMPROVEMENTS  TOTAL (D)
                  -----------   ----------------------- --------------   ---------- ------------ ----------

OFFICE BUILDING:
 Rye Brook,
  New York. . .   $    --        5,568,277   50,554,899   (20,523,010)    2,569,125  33,031,041  35,600,166
                  ===========   ==========   ==========   ===========    ==========  ==========  ==========





                                                                              SCHEDULE III - CONTINUED
                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                            REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED




                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF      1996
                                   ACCUMULATED           DATE OF      DATE        OPERATIONS    REAL ESTATE
                                  DEPRECIATION(E)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------
OFFICE BUILDING:
 Rye Brook,
   New York . . . . . . . . . . . .   $14,873,532         1986        2/12/87       5-30 years      779,119
                                      ===========                                                   =======

--------------

Notes:
     (A)  The initial cost to the Venture represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $33,781,502.

     (C)  In 1994, the venture recorded a provision for value impairment totalling $25,378,894, see the Notes.





                                                                              SCHEDULE III - CONTINUED
                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                            REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



(D)   Reconciliation of real estate owned:

                                                             1996            1995              1994
                                                         ------------    ------------     ------------
     Balance at beginning of period . . . . . . . . .     $35,507,083      35,320,187       59,642,842
     Additions during period. . . . . . . . . . . . .          93,083         186,896          525,677
     Provision for value impairment (C) . . . . . . .           --              --         (24,848,332)
                                                          -----------     -----------      -----------

     Balance at end of period . . . . . . . . . . . .     $35,600,166      35,507,083       35,320,187
                                                          ===========     ===========      ===========

(E)   Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .     $13,957,866      13,044,923       12,147,495
     Depreciation expense . . . . . . . . . . . . . .         915,666         912,943          897,428
                                                          -----------     -----------      -----------

     Balance at end of period . . . . . . . . . . . .     $14,873,532      13,957,866       13,044,923
                                                          ===========     ===========      ===========






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1995 and 1996.



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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.- XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partner-ships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.




     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also a director of USC, Inc. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.






ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1996, 1995 and 1994, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership for 1996 for the Riverside Square Mall in Hackensack, New Jersey at a fee not to exceed 4% of the fixed and percentage rent of property, plus leasing commissions. In 1996, such affiliates earned property management and leasing fees amounting to $229,333 which was paid as of December 31, 1996. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1996 aggregating $42,093 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership and its venture. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, an affiliate of the General Partners earned reimbursement for such expenses in the amount of $38,014 of which $8,313 was unpaid at December 31, 1996.

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

--------------

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as its indirect majority shareholder, is deemed to have sole voting and investment power.

     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

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


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             1. Financial Statements (See Index to Financial Statements filed with this annual report).

             2.   Exhibits.

                  3-A. The Prospectus of the Partnership dated July 11, 1984 as supplemented July 24, 1984 and November 26, 1984, as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Certain pages of the prospectus are hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report on Form 10-K for December 31, 1992 (File No. 0-15966) dated March 19, 1993.

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

                  10-D. Request for Full Reconveyance relating to the repayment of the mortgage indebtedness by San Jose to Connecticut General Life Insurance Company dated October 31, 1995 is hereby incorporated herein by reference to the Partnership's Report on Form 10-K (File No. 0-15966) dated March 25, 1996.

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

     No annual report or proxy material for the year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.





                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - XI

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 21, 1997

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 21, 1997

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 21, 1997

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 21, 1997

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 21, 1997


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 21, 1997




                   JMB INCOME PROPERTIES, LTD. - XI

                             EXHIBIT INDEX


                                                 DOCUMENT
                                               INCORPORATED
                                               BY REFERENCE       Page
                                               ------------       ----


3-A.       Certain pages of the Prospectus
           dated July 11, 1984                          Yes         --

3-B.       Amended and Restated Agreement
           of Limited Partnership                       Yes         --

4-A.       Mortgage loan agreement
           related to Riverside Square                  Yes         --

4-B.       Mortgage loan agreement
           related to Park Center
           Financial Center                             Yes         --

4-C.       Mortgage loan agreement
           related to Park Center Plaza                 Yes         --

10-A.      Acquisition documents
           related to Riverside Square                  Yes         --

10-B.      Acquisition documents
           related to Park Center Plaza                 Yes         --

10-C.      Disposition documents related
           to Bank of Delaware                          Yes         --

10-D.      Request for Full Reconveyance
           related San Jose                             Yes         --

21.        List of Subsidiaries                          No

24.        Powers of Attorney                            No

27.        Financial Data Schedule                       No