Form 10-Q
period 1997-03-31
JMB INCOME PROPERTIES LTD XI
filed 1997-05-14
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997         Commission file #0-15966




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

                                               BALANCE SHEETS

                                    MARCH 31, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              MARCH 31,     DECEMBER 31,
                                                                                1997           1996
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 11,982,979     11,548,195
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        2,058,856      2,010,246
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           39,932         91,506
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          932,127        786,706
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       15,013,894     14,436,653
                                                                            ------------   ------------

Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,796,561      3,796,561
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .       75,493,771     75,476,781
                                                                            ------------   ------------

                                                                              79,290,332     79,273,342
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       17,950,970     17,321,842
                                                                            ------------   ------------

        Property held for investment, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       61,339,362     61,951,500
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       21,451,477     20,367,302
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,235,419      5,350,705
                                                                            ------------   ------------

                                                                            $103,040,152    102,106,160
                                                                            ============   ============




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    548,924        537,623
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          203,255        774,790
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          242,596        243,139
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .          994,775      1,555,552
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           84,997        101,539
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       34,262,935     34,404,477
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       35,342,707     36,061,568

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        5,497,260      5,431,146
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                              (1,133,169)    (1,199,283)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       32,145,794     30,559,055
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (119,808,418)  (119,808,418)
                                                                            ------------   ------------
                                                                              68,830,614     67,243,875
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       67,697,445     66,044,592
                                                                            ------------   ------------
                                                                            $103,040,152    102,106,160
                                                                            ============   ============




                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 (UNAUDITED)

                                                                                 1997             1996
                                                                             ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,364,523       2,774,705
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       164,922         173,173
                                                                              -----------      ----------
                                                                                3,529,445       2,947,878
                                                                              -----------      ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .       727,608         738,079
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       629,128         569,343
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .     1,937,538       2,141,753
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .        57,166          84,782
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       115,286         114,167
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       102,041          76,147
                                                                              -----------      ----------
                                                                                3,568,767       3,724,271
                                                                              -----------      ----------

        Operating earnings (loss) . . . . . . . . . . . . . . . . . . . . .       (39,322)       (776,393)

Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . . . .     1,692,175         904,492
                                                                              -----------      ----------

        Net operating earnings (loss) . . . . . . . . . . . . . . . . . . .     1,652,853         128,099

Partnership's share of gain on sale
  of investment properties
  from unconsolidated venture . . . . . . . . . . . . . . . . . . . . . . .         --          1,412,610
                                                                              -----------      ----------

        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,652,853       1,540,709
                                                                              ===========      ==========





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                                                 1997             1996
                                                                             ------------     -----------
        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings. . . . . . . . . . . . . . . . . . . . . .   $      9.15             .71
            Partnership's share of gain
              on sale of investment
              properties from uncon-
              solidated venture . . . . . . . . . . . . . . . . . . . . . .         --               8.06
                                                                              -----------      ----------

              Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .   $      9.15            8.77
                                                                              ===========      ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     --               3.00
                                                                              ===========      ==========























                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 (UNAUDITED)
                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,652,853       1,540,709
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       629,128         569,343
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       115,286         114,167
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .    (1,084,175)       (904,492)
    Partnership's share of gain on sale of investment properties
      from unconsolidated venture . . . . . . . . . . . . . . . . . . . . .         --         (1,412,610)
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       (48,610)        393,226
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        51,574          49,368
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (145,421)        (58,162)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (571,535)        (94,700)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .          (543)           (834)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (16,542)          6,200
                                                                             ------------     -----------

        Net cash provided by (used in) operating activities . . . . . . . .       582,015         202,215
                                                                             ------------     -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (2,635,984)
  Net escrow draws (payments) for construction related costs. . . . . . . .         --         (1,661,720)
  Additions to investment properties, including related
    construction payables . . . . . . . . . . . . . . . . . . . . . . . . .       (16,990)       (928,085)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .         --          1,713,000
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --             (7,469)
                                                                             ------------     -----------

        Net cash provided by (used in) investing activities . . . . . . . .       (16,990)     (3,520,258)
                                                                             ------------     -----------





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1997             1996
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (130,241)       (119,842)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --           (520,233)
                                                                             ------------     -----------

        Net cash provided by (used in) financing activities . . . . . . . .      (130,241)       (640,075)
                                                                             ------------     -----------

        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .       434,784      (3,958,118)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    11,548,195       5,523,514
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 11,982,979       1,565,396
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    728,151         738,913
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
















                               See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has or had previously committed to a plan to sell all of the investment properties in the San Jose office complex and the Royal Executive Park II office complex.

Accordingly, these properties have been classified as held for sale or disposition. The accompanying consolidated financial statements include $1,692,175 and $904,492, respectively of the Partnership's share of total property operations of $2,032,251 and $1,055,008 for the three months ended March 31, 1997 and 1996 of unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                           Unpaid at
                                                           March 31,
                                    1997        1996         1997
                                  -------     -------     ----------
Property management
 and leasing fees . . . . . .     $62,145      60,975         --
Insurance commissions . . . .       --             52         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      12,463       2,208        12,463
                                  -------     -------        ------
                                  $74,608      63,235        12,463
                                  =======     =======        ======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the three months ended March 31, 1997 and 1996 were approximately $6,800 and $7,300, respectively, all of which has been paid at March 31, 1997.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,844,000 as of March 31, 1997. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts.

     An affiliate of the General Partners of the Partnership manages Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions. Such fees and commissions are subject to deferral to the extent they are in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property. In this regard, an affiliate of the General Partner deferred $300,000 in 1994 of leasing fees at Riverside Square Mall pursuant to the management agreement, which has been fully paid as of March 31, 1997.

     SAN JOSE

     In February 1997, the venture entered into a simultaneous lease termination agreement with Hopkins & Carley in the 150 Almaden building and a lease expansion agreement with Price Waterhouse, an existing tenant in the building, to take the approximate 27,500 square feet occupied by Hopkins & Carley which was scheduled to expire on December 31, 1998. The terms of the Price Waterhouse expansion call for increased rent over that in the Hopkins & Carley lease and an extended lease term until February 2005. The venture will incur significant tenant improvement and lease commission costs associated with this transaction, offset partially by a lease termination fee paid by Hopkins & Carley.

     RIVERSIDE SQUARE MALL

     The renovation of the mall and the restoration of the parking deck were fully completed in 1996. While several new tenants have already opened stores in the center as a result of the mall renovation, the Partnership is proceeding with its plans to re-merchandise the center. However, the local retail market space is extremely competitive which has resulted in a longer period of time to release vacant space in the center and in more expensive tenant allowances for certain tenants considered critical to the overall re-merchandising plan. The Partnership intends to fund such increased allowances from its available cash. In such regard, the Partnership has budgeted in 1997 approximately $4,500,000 for tenant improvements and capital expenditures.

     In 1996, the Partnership completed its funding from the $5,000,000 escrow established for the Bloomingdale's store renovation which is expected to be fully completed in mid-1997.

     ROYAL EXECUTIVE PARK II

     Occupancy of the office complex remained at 98% during the quarter. During the latter part of 1996 and continuing through the date of this report, leasing activity in the market has increased. Overall, however, net effective rental rates have not yet recovered to a level achieved prior to the real estate depression experienced in the late 1980s and early 1990s. The vacancy rate for the Eastern Westchester office market in which the property participates remains in the mid-teens. The Partnership is budgeted to receive its preferred level of return for 1997 in addition to a partial recovery of its cumulative shortfall in this return since 1989.

     During the fourth quarter of 1996, the joint venture became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. The joint venture believes that such discharge has been the result of normal operations of the property and not the actions of tenant or other third parties. The joint venture has performed tests to determine the nature and extent of the contamination. The joint venture believes that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future.

At this time, the joint venture does not believe that an extensive remediation project will be required. The joint venture is expected to be required to monitor on an ongoing basis the contaminated area. Although, there can be no assurance that the contamination will not have a material impact on the Partnership's financial condition in the future, no additional accruals have been deemed necessary in the accompanying consolidated financial statements.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates and Royal Executive Park II for the three months ended March 31, 1997 and 1996 is as follows:
                                             1997          1996
                                          ----------    ----------
     Total income . . . . . . . . . .     $3,948,586     6,834,693
                                          ==========    ==========
     Operating earnings (loss). . . .     $2,032,251     1,055,008
                                          ==========    ==========
     Partnership's share of
       operating earnings (loss). . .     $1,692,175       904,492
                                          ==========    ==========
     Partnership's share of
       gain on sale . . . . . . . . .     $    --        1,412,610
                                          ==========    ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During 1996 and 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $130 and $220 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 3.37% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     At March 31, 1997, the Partnership had cash and cash equivalents of approximately $11,983,000. These funds include retained cash proceeds of approximately $1,800,000 from the 1996 sale of the 190 San Fernando Building and one of the parking structures at San Jose. Such funds are available for distributions to partners and for working capital requirements including potential operating deficits, costs of re-leasing vacant space, and certain capital improvements.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1997 as compared to December 31, 1996 is primarily due to the receipt of approximately $608,000 in distributions from the unconsolidated ventures.

     The increase in escrow deposits as of March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes from escrow at the Riverside Square Mall property.

     The increase in the Partnership's investment in unconsolidated ventures at March 31, 1997 as compared to December 31, 1996 is primarily due to earnings from the unconsolidated ventures, of which the Partnership's share was approximately $1,692,000, partially offset by distributions received from such unconsolidated ventures, of which the Partnership's share was approximately $608,000.

     The decrease in accounts payable as of March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment for tenant improvements of $500,000 completed in 1996 at the Riverside Square Mall property.

     The increase in rental income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to an increase in base rentals as a result of tenant occupancies having increased at the Riverside Square Mall.

     The decrease in property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to the decrease in snow removal and other administrative expenses (partially recoverable from tenants) and certain maintenance and repair projects at the Riverside Square Mall. However, the decrease is partially offset by an increase in property operating expenses as a result of tenant occupancies having increased at the Riverside Square Mall.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to such unconsolidated ventures being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date.

     The Partnership's share of gain on sale of investment properties from unconsolidated venture of $1,412,610 in 1996, is due to the gain recognized on the sale of the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                 1996                                1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Park Center Financial Plaza
    San Jose, California. . . . .    85%       85%        87%       85%     86%

2. Riverside Square Mall
    Hackensack, New Jersey. . . .    77%       88%        88%       91%     92%

3. Royal Executive Park II
    Rye Brook, New York . . . . .    97%       97%        98%       98%     98%


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


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  May 9, 1997