Form 10-Q
period 1997-06-30
JMB INCOME PROPERTIES LTD XI
filed 1997-08-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997          Commission file #0-15966




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

                                               BALANCE SHEETS

                                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                                1997           1996
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 12,380,944     11,548,195
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        2,140,673      2,010,246
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            --            91,506
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,014,513        786,706
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       15,536,130     14,436,653
                                                                            ------------   ------------

Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,796,561      3,796,561
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .       75,664,303     75,476,781
                                                                            ------------   ------------

                                                                              79,460,864     79,273,342
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       18,582,164     17,321,842
                                                                            ------------   ------------

        Property held for investment, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .       60,878,700     61,951,500
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       21,574,331     20,367,302
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,120,133      5,350,705
                                                                            ------------   ------------

                                                                            $103,109,294    102,106,160
                                                                            ============   ============




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             JUNE 30,       DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    560,463        537,623
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          321,014        774,790
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          241,307        243,139
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .        1,122,784      1,555,552
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           78,742        101,539
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       34,118,417     34,404,477
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       35,319,943     36,061,568

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        5,542,555      5,431,146
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                              (1,087,874)    (1,199,283)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       33,232,871     30,559,055
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (120,848,884)  (119,808,418)
                                                                            ------------   ------------
                                                                              68,877,225     67,243,875
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       67,789,351     66,044,592
                                                                            ------------   ------------
                                                                            $103,109,294    102,106,160
                                                                            ============   ============




                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,323,967     2,814,029     6,688,490     5,588,734
  Interest income . . . . . . . . . . . . . . . .      159,934       209,992       324,856       383,165
                                                   -----------    ----------    ----------    ----------
                                                     3,483,901     3,024,021     7,013,346     5,971,899
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      724,488       735,543     1,452,096     1,473,622
  Depreciation. . . . . . . . . . . . . . . . . .      631,194       580,825     1,260,322     1,150,168
  Property operating expenses . . . . . . . . . .    1,836,945     2,031,002     3,774,483     4,172,755
  Professional services . . . . . . . . . . . . .       55,662        64,707       112,828       149,489
  Amortization of deferred expenses . . . . . . .      115,286       114,461       230,572       228,628
  General and administrative. . . . . . . . . . .      153,808       137,458       255,849       213,605
                                                   -----------    ----------    ----------    ----------
                                                     3,517,383     3,663,996     7,086,150     7,388,267
                                                   -----------    ----------    ----------    ----------

        Operating earnings (loss) . . . . . . . .      (33,482)     (639,975)      (72,804)   (1,416,368)

Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .    1,165,854     1,031,125     2,858,029     1,935,617
                                                   -----------    ----------    ----------    ----------

        Net operating earnings (loss) . . . . . .    1,132,372       391,150     2,785,225       519,249

Partnership's share of gain on sale
  of investment properties
  from unconsolidated venture . . . . . . . . . .        --            --            --        1,412,610
                                                   -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $ 1,132,372       391,150     2,785,225     1,931,859
                                                   ===========    ==========    ==========    ==========





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings. . . . . . . . .  $      6.27          2.17         15.42          2.87
          Partnership's share of gain
            on sale of investment properties
            from unconsolidated venture . . . . .        --            --            --             8.06
                                                   -----------    ----------    ----------    ----------

              Net earnings (loss) . . . . . . . .  $      6.27          2.17         15.42         10.93
                                                   ===========    ==========    ==========    ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $      6.00          6.00          6.00          9.00
                                                   ===========    ==========    ==========    ==========




















                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                 (UNAUDITED)
                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 2,785,225       1,931,859
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,260,322       1,150,168
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       230,572         228,628
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .    (1,207,029)       (548,497)
    Partnership's share of gain on sale of investment properties
      from unconsolidated venture . . . . . . . . . . . . . . . . . . . . .         --         (1,412,610)
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      (130,427)        323,590
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        91,506          79,621
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (227,807)       (123,612)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (453,776)       (239,323)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        (1,832)         (1,685)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (22,797)         (3,500)
                                                                             ------------     -----------

        Net cash provided by (used in) operating activities . . . . . . . .     2,323,957       1,384,639
                                                                             ------------     -----------

Cash flows from investing activities:
  Net escrow draws (payments) for construction related costs. . . . . . . .         --         (1,306,775)
  Additions to investment properties, including related
    construction payables . . . . . . . . . . . . . . . . . . . . . . . . .      (187,522)     (1,152,119)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .         --          3,588,000
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --            (11,079)
                                                                             ------------     -----------

        Net cash provided by (used in) investing activities . . . . . . . .      (187,522)      1,118,027
                                                                             ------------     -----------





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1997             1996
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (263,220)       (242,203)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,040,466)     (1,560,699)
                                                                             ------------     -----------

        Net cash provided by (used in) financing activities . . . . . . . .    (1,303,686)     (1,802,902)
                                                                             ------------     -----------

        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .       832,749         699,764

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    11,548,195       5,523,514
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 12,380,944       6,223,278
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,453,928       1,475,307
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
















                               See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1997 AND 1996

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

Accordingly, these properties have been classified as held for sale or disposition. The accompanying consolidated financial statements include $2,858,029 and $1,935,617, respectively of the Partnership's share of total property operations of $3,637,020 and $2,162,156 for the six months ended June 30, 1997 and 1996 of unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its financial statements upon adoption of these standards when required at the end of 1997.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1997         1996         1997
                                 --------     -------     ----------
Property management
 and leasing fees . . . . . .    $120,565     124,248          --
Insurance commissions . . . .      39,807      27,592          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      24,926      49,476        22,783
                                 --------     -------        ------
                                 $185,298     201,316        22,783
                                 ========     =======        ======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the six months ended June 30, 1997 and 1996 were approximately $15,037 and $20,627, respectively, all of which has been paid at June 30, 1997.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,960,000 as of June 30, 1997. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts.

     An affiliate of the General Partners of the Partnership manages Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions. Such fees and commissions are subject to deferral to the extent they are in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property. In this regard, an affiliate of the General Partner had deferred $300,000 in 1994 of leasing fees at Riverside Square Mall pursuant to the management agreement, of which the final $33,000 was paid in February 1997.

     SAN JOSE

     In February 1997, the venture entered into a simultaneous lease termination agreement with Hopkins & Carley in the 150 Almaden building and a lease expansion agreement with Price Waterhouse, an existing tenant in the building, to take the approximate 27,500 square feet occupied by Hopkins & Carley which was scheduled to expire on December 31, 1998. The terms of the Price Waterhouse expansion call for increased rent over that in the Hopkins & Carley lease and an extended lease term until February 2005. Full occupancy by Price Waterhouse is scheduled to take place by the end of the third quarter. The venture will incur approximately $700,000 in tenant improvement and approximately $207,000 in lease commission costs associated with this transaction, offset partially by a lease termination fee of approximately $168,000 which has been paid by Hopkins & Carley.

     RIVERSIDE SQUARE MALL

     The renovation of the mall and the restoration of the parking deck were fully completed in 1996. While several new tenants have already opened stores in the center as a result of the mall renovation, the Partnership is proceeding with its plans to re-merchandise the center. However, the local retail market space is extremely competitive which has resulted in a longer period of time to release vacant space in the center and in more expensive tenant allowances for certain tenants considered critical to the overall re-merchandising plan. The Partnership intends to fund such increased allowances from its available cash. In such regard, the Partnership has currently budgeted in 1997 approximately $3,500,000 for tenant improvements and capital expenditures of which approximately $722,000 has been incurred as of June 30, 1997.

     In 1996, the Partnership completed its funding from the $5,000,000 escrow established for the Bloomingdale's store renovation which is expected to be fully completed during the third quarter of 1997.

     ROYAL EXECUTIVE PARK II

     Occupancy of the office complex increased slightly to 99% during the second quarter. The Partnership is budgeted to receive its preferred level of return for 1997 in addition to a partial recovery of its cumulative shortfall in this return since 1989.

     During the fourth quarter of 1996, the joint venture became aware that fuel oil believed to be from the property's underground storage tanks has been discharged into the ground. The joint venture currently believes that such discharge has been the result of normal operations of the property and not the actions of tenant or other third parties. The joint venture has completed its analysis of the nature and extent of the contamination.
Based upon this analysis, a remediation of the contaminated area will be necessary. The joint venture is working on a plan, including cost estimates, for such remediation. It is anticipated that remediation work will commence by the end of the third quarter 1997. At this time, the joint venture has accrued $250,000 as its preliminary estimate of the cost of any remediation. The joint venture does not expect that the value of the property has been materially impaired.

     The joint venture is currently marketing the property for sale. There are no assurances that a sale will be finalized.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates and Royal Executive Park II for the six months ended June 30, 1997 and 1996 is as follows:
                                             1997          1996
                                          ----------    ----------
     Total income . . . . . . . . . .     $8,149,678     8,178,479
                                          ==========    ==========
     Operating income . . . . . . . .     $3,637,020     2,162,156
                                          ==========    ==========
     Net earnings to the
       Partnership. . . . . . . . . .     $2,858,029     1,935,617
                                          ==========    ==========
     Partnership's share of
       gain on sale . . . . . . . . .     $    --        1,412,610
                                          ==========    ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During 1996 and 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $130 and $240 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Certain of such offers have expired and two others are currently scheduled to expire in August, 1997. As of the date of this report, the Partnership is aware that 4.30% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     At June 30, 1997, the Partnership had cash and cash equivalents of approximately $12,381,000. These funds include retained cash proceeds of approximately $1,800,000 from the 1996 sale of the 190 San Fernando Building and one of the parking structures at San Jose. In addition, approximately $335,000 remains in the tenant improvement escrow related to certain tenant leases at the Riverside Square Mall. Such funds are available for distributions to partners and for working capital requirements including potential operating deficits, costs of re-leasing vacant space, and certain capital improvements.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 1997 as compared to December 31, 1996 is primarily due to the 1997 receipt of approximately $1,651,000 in distributions from the Partnership's unconsolidated ventures, partially offset by the payment by the Partnership of approximately $1,040,000 ($6 per Interest) of distributions to the Holders of Interests.

    The decrease in prepaid expenses at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of insurance premiums at the Riverside Square Mall investment property.

     The increase in the Partnership's investment in unconsolidated ventures at June 30, 1997 as compared to December 31, 1996 is primarily due to earnings, as described below, from the unconsolidated ventures, of which the Partnership's share was approximately $2,858,000, partially offset by distributions received from such unconsolidated ventures, of which the Partnership's share was approximately $1,651,000.

     The decrease in accounts payable as of June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment for tenant improvements of approximately $500,000 completed in 1996 at the Riverside Square Mall property.

     The increase in rental income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to higher tenant occupancies in 1997 at the Riverside Square Mall.

     The decrease in interest income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the utilization of cash, previously invested in interest bearing instruments, for the renovation and remerchandising at Riverside Square Mall which was completed in 1996.

     The decrease in property operating expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the decrease in snow removal and other administrative expenses and certain maintenance and repair projects (partially recoverable from tenants) at the Riverside Square Mall. However, the decrease is partially offset by an increase in property operating expenses as a result of higher tenant occupancies in 1997 at the Riverside Square Mall.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to such unconsolidated ventures being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date. The increase for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is partially offset by the receipt of a lease termination fee in May 1996 of approximately $212,000 at the Royal Executive Park II investment property. In addition, the increase is partially offset by the accrual of $250,000 during the second quarter of 1997 relating to the joint venture's preliminary estimate of the cost of any remediation at the Royal Executive Park II investment property, as more fully discussed in the Notes.

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

                                                 1996                                1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Park Center Financial Plaza
    San Jose, California. . . . .    85%       85%        87%       85%     86%      87%

2. Riverside Square Mall
    Hackensack, New Jersey. . . .    77%       88%        88%       91%     92%      92%

3. Royal Executive Park II
    Rye Brook, New York . . . . .    97%       97%        98%       98%     98%      99%


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


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                           GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  August 8, 1997