Form 10-Q
period 1997-09-30
JMB INCOME PROPERTIES LTD XI
filed 1997-11-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                           Commission file #0-15966




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

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

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1997           1996
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 13,762,937     11,548,195
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .        2,107,749      2,010,246
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          144,388         91,506
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,120,808        786,706
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       17,135,882     14,436,653
                                                                            ------------   ------------

Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --         3,796,561
  Building and improvements . . . . . . . . . . . . . . . . . . . . . .            --        75,476,781
                                                                            ------------   ------------

                                                                                   --        79,273,342
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .            --        17,321,842
                                                                            ------------   ------------

        Property held for investment, net of
          accumulated depreciation. . . . . . . . . . . . . . . . . . .            --        61,951,500

  Property held for sale or disposition . . . . . . . . . . . . . . . .       60,388,358          --
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       21,640,355     20,367,302
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,004,847      5,350,705
                                                                            ------------   ------------

                                                                            $104,169,442    102,106,160
                                                                            ============   ============




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1997            1996
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    572,244        537,623
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          421,682        774,790
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          236,381        243,139
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .        1,230,307      1,555,552
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           78,742        101,539
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       33,970,862     34,404,477
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       35,279,911     36,061,568

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        5,586,562      5,431,146
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                              (1,043,867)    (1,199,283)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       34,289,044     30,559,055
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (120,848,884)  (119,808,418)
                                                                            ------------   ------------
                                                                              69,933,398     67,243,875
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       68,889,531     66,044,592
                                                                            ------------   ------------
                                                                            $104,169,442    102,106,160
                                                                            ============   ============




                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,069,812     3,165,367     9,758,302     8,754,101
  Interest income . . . . . . . . . . . . . . . .      164,522       174,978       489,378       558,143
                                                   -----------    ----------    ----------    ----------
                                                     3,234,334     3,340,345    10,247,680     9,312,244
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      718,055       732,952     2,170,151     2,206,574
  Depreciation. . . . . . . . . . . . . . . . . .      631,681       623,342     1,892,003     1,773,510
  Property operating expenses . . . . . . . . . .    1,909,720     1,948,644     5,684,203     6,121,399
  Professional services . . . . . . . . . . . . .        3,401        47,261       116,229       196,750
  Amortization of deferred expenses . . . . . . .      115,286       114,527       345,858       343,155
  General and administrative. . . . . . . . . . .       89,035        82,982       344,884       296,587
                                                   -----------    ----------    ----------    ----------
                                                     3,467,178     3,549,708    10,553,328    10,937,975
                                                   -----------    ----------    ----------    ----------

        Operating earnings (loss) . . . . . . . .     (232,844)     (209,363)     (305,648)   (1,625,731)

Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .    1,333,024       870,306     4,191,053     2,805,923
                                                   -----------    ----------    ----------    ----------

        Net operating earnings (loss) . . . . . .    1,100,180       660,943     3,885,405     1,180,192

Partnership's share of gain on sale
  of investment properties
  from unconsolidated venture . . . . . . . . . .        --            --            --        1,412,610
                                                   -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $ 1,100,180       660,943     3,885,405     2,592,802
                                                   ===========    ==========    ==========    ==========





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) per limited
         partnership interest:
          Net operating earnings. . . . . . . . .  $      6.09          3.66         21.51          6.53
          Partnership's share of gain
            on sale of investment properties
            from unconsolidated venture . . . . .        --            --            --             8.06
                                                   -----------    ----------    ----------    ----------

              Net earnings (loss) . . . . . . . .  $      6.09          3.66         21.51         14.59
                                                   ===========    ==========    ==========    ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --             6.00          9.00
                                                   ===========    ==========    ==========    ==========





















                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                 (UNAUDITED)
                                                                                 1997             1996
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,885,405       2,592,802
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,892,003       1,773,510
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       345,858         343,155
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .    (1,273,053)        431,197
    Partnership's share of gain on sale of investment properties
      from unconsolidated venture . . . . . . . . . . . . . . . . . . . . .         --         (1,412,610)
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       (97,503)          8,857
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (52,882)        (66,639)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (334,102)       (676,249)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (353,108)        248,136
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        (6,758)         (2,555)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (22,797)         14,356
                                                                             ------------     -----------

        Net cash provided by (used in) operating activities . . . . . . . .     3,983,063       3,253,960
                                                                             ------------     -----------

Cash flows from investing activities:
  Net escrow draws (payments) for construction related costs. . . . . . . .         --          1,438,657
  Additions to investment properties, including related
    construction payables . . . . . . . . . . . . . . . . . . . . . . . . .      (328,861)     (4,659,461)
  Partnership's distributions from unconsolidated ventures. . . . . . . . .         --          3,588,000
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --            (15,814)
                                                                             ------------     -----------

        Net cash provided by (used in) investing activities . . . . . . . .      (328,861)        351,382
                                                                             ------------     -----------





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1997             1996
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (398,994)       (367,138)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,040,466)     (1,560,699)
                                                                             ------------     -----------

        Net cash provided by (used in) financing activities . . . . . . . .    (1,439,460)     (1,927,837)
                                                                             ------------     -----------

        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     2,214,742       1,677,505

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    11,548,195       5,523,514
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 13,762,937       7,201,019
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  2,176,909       2,209,129
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
















                               See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership has committed to a plan to sell or dispose of Riverside Square Mall, its last remaining investment property. Accordingly, the property has been classified as held for sale or disposition in the accompanying financial statements as of September 30, 1997. The results of operations for this property and for properties sold or disposed of in the past two years were $(246,959) and $(1,369,321), respectively, for the nine months ended September 30, 1997 and 1996. In addition, as of December 31, 1996, the Partnership has or had previously committed to a plan to sell all of the investment properties in the San Jose office complex and the Royal Executive Park II office complex.

Accordingly, these properties have been classified as held for sale or disposition. The accompanying financial statements include $4,191,053 and $2,805,923, respectively of the Partnership's share of total property operations of $5,316,948 and $3,124,987 for the nine months ended September 30, 1997 and 1996 of unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                         September 30,
                                   1997         1996        1997
                                 --------     -------    -------------
Property management
 and leasing fees . . . . . .    $179,175     180,506          --
Insurance commissions . . . .      44,080      41,167          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site
 and other costs for the
 Partnership and its
 investment properties. . . .      37,389      74,559        27,989
                                 --------     -------        ------
                                 $260,644     296,232        27,989
                                 ========     =======        ======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the nine months ended September 30, 1997 and 1996 were approximately $23,474 and $29,071, respectively, all of which has been paid at September 30, 1997.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $1,960,000 as of September 30, 1997. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts.

     An affiliate of the General Partners of the Partnership manages the Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions. Such fees and commissions are subject to deferral to the extent they are in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property. In this regard, an affiliate of the General Partner deferred $300,000 in 1994 of leasing fees at the Riverside Square Mall pursuant to the management agreement, of which the final $33,000 was paid in February 1997.

     SAN JOSE

     Occupancy of the office complex remained at 87% during the quarter. The joint venture entered into several new leases in the third quarter, bringing the property's leased occupancy to 95%.

     In February 1997, the venture entered into a simultaneous lease termination agreement with Hopkins & Carley in the 150 Almaden building and a lease expansion agreement with Price Waterhouse, an existing tenant in the building, to take approximately 27,500 square feet occupied by Hopkins & Carley which was scheduled to expire on December 31, 1998. The terms of the Price Waterhouse expansion call for increased rent over that in the Hopkins & Carley lease and an extended lease term until February 2005.
Full occupancy by Price Waterhouse took place during the third quarter.
The venture incurred approximately $700,000 in tenant improvement costs for the Price Waterhouse expansion, which are expected to be paid during the fourth quarter, and incurred approximately $207,000 in lease commission costs associated with this transaction, offset partially by a lease termination fee of approximately $168,000 paid by Hopkins & Carley.

     The venture is actively marketing the office complex for sale. There are no assurances that a sale will be finalized.

     RIVERSIDE SQUARE MALL

     The renovation of the mall and the restoration of the parking deck were fully completed in 1996. While several new tenants have already opened stores in the center as a result of the mall renovation, the Partnership is proceeding with its plans to re-merchandise the center. However, the local retail market space remains extremely competitive which has resulted in a longer period of time to release vacant space in the center. In addition, increased tenant allowances are being offered for certain tenants considered critical to the overall re-merchandising plan. The Partnership intends to fund such increased allowances from its available cash. In such regard, the Partnership has currently budgeted in 1997 approximately $2,400,000 for tenant improvements and capital expenditures, of which approximately $829,000 has been expended as of September 30, 1997. Based on recently executed leases, the center is 95% leased.

     In 1996, the Partnership completed its funding from the $5,000,000 escrow established for the Bloomingdale's store renovation, which was fully completed in September 1997.

     ROYAL EXECUTIVE PARK II

     Occupancy of the office complex remained at 99% during the third quarter. The Partnership is budgeted to receive its preferred level of return for 1997 in addition to a partial recovery of its cumulative shortfall in this return since 1989.

     During the quarter, the joint venture commenced marketing the property for sale. The joint venture is currently negotiating a non-binding letter of intent with an unaffiliated third party to sell the property. While no formal letter agreement has been signed, the intent of the parties is that the sale would occur prior to the end of the year. If a non-binding letter of intent is signed, the finalization of the sale would be subject to numerous conditions including due diligence review by the prospective purchaser and final documentation acceptable to both parties. Therefore, there are no assurances that this or any sale of the property will be finalized.

     The joint venture has determined that one of the property's underground storage tanks had discharged an amount of fuel oil into the ground in the past that now requires remediation. The joint venture believes that such discharge had been the result of normal operations of the property and not the result of actions of tenants or other third parties. The joint venture has received a cost estimate of approximately $200,000, which has been accrued, for remediation of the contaminated soil.

As part of the sale negotiations discussed above, the prospective purchaser, if the sale is finalized, will be required to hold the joint venture harmless for any future clean-up costs or claims resulting from the contaminated soil whether or not they perform the remediation. If the property is not sold, the joint venture will commence remediation work in the Spring of 1998.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates and Royal Executive Park II for the nine months ended September 30, 1997 and 1996 is as follows:
                                             1997          1996
                                         -----------    ----------
     Total income . . . . . . . . . . .  $12,143,846    12,118,224
                                         ===========    ==========
     Operating income . . . . . . . . .  $ 5,316,948     3,124,987
                                         ===========    ==========
     Net earnings to the Partnership. .  $ 4,191,053     2,805,923
                                         ===========    ==========
     Partnership's share of
       gain on sale . . . . . . . . . .  $     --        1,412,610
                                         ===========    ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During 1996 and 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $130 and $240 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, all of such offers have expired except for one which is scheduled to expire in November 1997. The Partnership is aware that 4.68% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     At September 30, 1997, the Partnership had cash and cash equivalents of approximately $13,763,000. These funds include retained cash proceeds of approximately $1,800,000 from the 1996 sale of the 190 San Fernando Building and one of the parking structures at San Jose. In addition, approximately $340,000 remains in the tenant improvement escrow related to certain tenant leases at the Riverside Square Mall. Such funds are available for distributions to partners and for working capital requirements including potential operating deficits, costs of re-leasing vacant space, and certain capital improvements.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 1997 as compared to December 31, 1996 is primarily due to the 1997 receipt of approximately $2,918,000 in distributions from the Partnership's unconsolidated ventures, partially offset by the payment by the Partnership of approximately $1,040,000 ($6 per Interest) of distributions to the Holders of Interests.

    The increase in prepaid expenses at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of insurance premiums at the Riverside Square Mall investment property.

     The increase in escrow deposits at September 30, 1997 as compared to December 31, 1996 is primarily due to an overfunding of the real estate tax escrow based on the Lender's funding requirements, at the Riverside Square Mall investment property. It is anticipated that such overfunded balance on the escrow will be reduced by future reduced monthly escrow contributions.

     The increase in the Partnership's investment in unconsolidated ventures at September 30, 1997 as compared to December 31, 1996 is primarily due to earnings, as described below, by the unconsolidated ventures, of which the Partnership's share was approximately $4,191,000, partially offset by distributions received from such unconsolidated ventures of approximately $2,918,000.

     The decrease in accounts payable as of September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment for tenant improvements of approximately $500,000 completed in 1996 at the Riverside Square Mall property. The decrease is partially offset by an increase in accounts payable in 1997 due to the timing of payment of certain property operating expenses.

     The increase in rental income for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is primarily due to higher tenant occupancies in 1997 at the Riverside Square Mall.

     The decrease in interest income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the utilization of cash, previously invested in interest bearing instruments, for the renovation and remerchandising at Riverside Square Mall which was completed in late 1996.

     The decrease in property operating expenses for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the decrease in snow removal and other administrative expenses and certain maintenance and repair projects (partially recoverable from tenants) at the Riverside Square Mall.

However, the decrease is partially offset by an increase in certain other property operating expenses as a result of higher tenant occupancies in 1997 at the Riverside Square Mall.

     The decrease in professional services for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to expenses incurred in 1996 in connection with tender offer matters as discussed above.

     The increase in the Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to such unconsolidated ventures being identified as held for sale or disposition as of December 31, 1996 and therefore no longer subject to depreciation beyond such date. The increase for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is partially offset by the receipt of a lease termination fee in May 1996 of approximately $212,000 at the Royal Executive Park II investment property. In addition, the increase is partially offset by the accrual of $200,000 in 1997 relating to the joint venture's cost estimate of any remediation at the Royal Executive Park II investment property, as more fully discussed in the Notes.

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

                                                 1996                                1997
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Park Center Financial Plaza
    San Jose, California. . . . .    85%       85%        87%       85%     86%      87%     87%

2. Riverside Square Mall
    Hackensack, New Jersey. . . .    77%       88%        88%       91%     92%      92%     93%

3. Royal Executive Park II
    Rye Brook, New York . . . . .    97%       97%        98%       98%     98%      99%     99%


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

                4-B.    Mortgage loan agreement between San Jose and
Connecticut General Life Insurance Co. dated June 20, 1985 relating to Park Center Plaza are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated June 20, 1985.

                4-C.    Mortgage loan agreement, Amended and Restated
Deed of Trust, Security Agreement with assignment of Rents and Fixture Filing and Real Estate tax escrow and Security Agreement between San Jose and Connecticut General Life Insurance Co. dated November 30, 1994 are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated November 15, 1994.

                10-A.   Acquisition documents relating to the purchase by
the Partnership of Riverside Square in Hackensack, New Jersey are hereby incorporated herein by reference to the Partnership's Prospectus on Form S-11 (File No. 2-90503) dated July 11, 1984.

                10-B.   Acquisition documents including the venture
agreement relating to the purchase by the Partnership of Park Center Plaza in San Jose, California are hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-15966) dated June 20, 1985.

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


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  November 12, 1997