Form 10-Q/A
period 1997-09-30
JMB INCOME PROPERTIES LTD XI
filed 1997-11-20
CIK 744437

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10Q/A

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



     The undersigned registrant hereby amends the following section of its Report for the quarter ended September 30, 1997 on Form 10-Q as set forth in the pages attached hereto:


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Pages 12 and 13


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      JMB INCOME PROPERTIES, LTD. - XI

                      BY:   JMB Realty Corporation
                            Managing General Partner



                            By:  GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                                 and Principal Accounting Officer



Dated:  November 19, 1997

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

     During 1996 and 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $130 and $240 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, all of such offers have expired except for one which is scheduled to expire in November 1997. The Partnership is aware that 4.68% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The Partnership has been notified that an unaffiliated third party intends to commence an offer for approximately 7,162 Interests (approximately 4.13% of the outstanding Interests) at $300 per Interest, and it is possible that other offers for Interests may be made by unaffiliated third parties in the future. However, there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

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