Form 10-K405/A
period 1996-12-31
JMB INCOME PROPERTIES LTD XI
filed 1998-03-20
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-K405/A

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


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                                   PART II

     Item 6.  Selected Financial Data.  Pages 7-12.

     Item 8.  Financial Statements and Supplementary Data.  Pages 19 to 59.



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



Dated:  March 20, 1998

ITEM 6.  SELECTED FINANCIAL DATA

                                         JMB INCOME PROPERTIES, LTD. - XI
                                              (A LIMITED PARTNERSHIP)

                             YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1996            1995           1994          1993           1992
                             ------------    -----------    -----------    -----------   -----------
Total income, including
  gain on sale or
  disposition of
  investment property
  in 1994 . . . . . . . . .  $ 13,403,472     12,915,285     14,496,486     14,496,486    15,185,097
                             ============    ===========    ===========    ===========   ===========

Earnings (loss) before
  extraordinary item. . . .  $  3,222,749      1,856,294      3,100,253     (2,584,139)  (10,876,916)
Extraordinary item. . . . .         --             --        (2,206,791)         --            --
                             ------------   ------------    -----------    -----------   -----------
Net earnings (loss) . . . .  $  3,222,749      1,856,294        893,462     (2,584,139)  (10,876,916)
                             ============   ============    ===========    ===========   ===========
Net earnings (loss)
  per Interest (b):
    Earnings (loss) before
     sale or disposition
     of investment
     properties . . . . . .  $      10.02          10.28          14.60         (15.65)       (62.90)
    Gain on sale or
     disposition of
     investment property. .          8.06          --              2.56           --            --
    Extraordinary item. . .         --             --            (12.22)         --             --
                             ------------   ------------    -----------    -----------   -----------
Net earnings (loss) . . . .  $      18.08          10.28           4.94         (15.65)       (62.90)
                             ============   ============    ===========    ===========   ===========
















                                 1996            1995           1994          1993           1992
                             ------------    -----------    -----------    -----------   -----------

Total assets. . . . . . . .  $102,106,160    106,800,004   106,201,665      88,391,802    93,648,467
Long-term debt. . . . . . .  $ 34,404,477     34,942,100    35,436,797      11,297,315    21,104,127
Cash distributions
  per Interest (c). . . . .  $      15.00          12.00         12.00           12.00         12.00
                             ============   ============    ===========    ===========   ===========

-------------

      (a)The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

      (b)The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period (173,411).

      (c)Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




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


                           JMB/SAN JOSE ASSOCIATES
                           (A GENERAL PARTNERSHIP)
                                    INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1996 and 1995
Statements of Operations, years ended December 31, 1996, 1995 and 1994 Statements of Partners' Capital Accounts, years ended December 31, 1996,
  1995 and 1994
Statements of Cash Flows, years ended December 31, 1996, 1995 and 1994 Notes to Financial Statements.
                                                              SCHEDULE
                                                              --------
Real Estate and Accumulated Depreciation                         III

SCHEDULES NOT FILED:
     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

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

                                                        22

                                         JMB INCOME PROPERTIES, LTD. - XI
                                              (A LIMITED PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996             1995              1994
                                                           ------------     ------------      ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .       $12,711,885       11,822,997        13,022,234
  Interest income . . . . . . . . . . . . . . . . . .           691,587        1,092,288         1,026,602
  Gain on disposition of investment
    property. . . . . . . . . . . . . . . . . . . . .             --               --              447,650
                                                            -----------      -----------       -----------
                                                             13,403,472       12,915,285        14,496,486
                                                            -----------      -----------       -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         2,936,882        2,976,655         2,803,351
  Depreciation. . . . . . . . . . . . . . . . . . . .         2,394,772        1,975,902         1,726,612
  Property operating expenses . . . . . . . . . . . .         8,835,327        8,110,731         8,778,556
  Professional services . . . . . . . . . . . . . . .           262,322          277,837           343,023
  Amortization of deferred expenses . . . . . . . . .           458,744          191,592            86,376
  General and administrative. . . . . . . . . . . . .           308,471          399,979           275,525
                                                            -----------      -----------       -----------
                                                             15,196,518       13,932,696        14,013,443
                                                            -----------      -----------       -----------
                                                             (1,793,046)      (1,017,411)           35,393
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . . .         3,603,185        2,873,705         2,617,210
Partnership's share of gain on sale of investment
  properties of unconsolidated venture. . . . . . . .         1,412,610            --                --
                                                            -----------      -----------       -----------

        Earnings (loss) before extraordinary item . .         3,222,749        1,856,294         3,100,253

Extraordinary item. . . . . . . . . . . . . . . . . .             --               --           (2,206,791)
                                                            -----------      -----------       -----------
        Net earnings (loss) . . . . . . . . . . . . .       $ 3,222,749        1,856,294           893,462
                                                            ===========      ===========       ===========











                                         JMB INCOME PROPERTIES, LTD. - XI
                                              (A LIMITED PARTNERSHIP)

                                       STATEMENTS OF OPERATIONS - CONTINUED


                                                               1996             1995              1994
                                                           ------------     ------------      ------------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before sale or disposition
            of investment property and extraordinary
            item. . . . . . . . . . . . . . . . . . .      $      10.02            10.28             14.60
          Gain on sale or disposition of
            investment property . . . . . . . . . . .              8.06            --                 2.56
          Extraordinary item. . . . . . . . . . . . .             --               --               (12.22)
                                                            -----------      -----------       -----------
            Net earnings (loss) . . . . . . . . . . .       $     18.08            10.28              4.94
                                                            ===========      ===========       ===========





























                                  See accompanying notes to financial statements.

                                                        24

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

                                                           26

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

                                                           29

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

     Deferred expenses consist primarily of loan fees and lease commissions and a tenant lease inducement which are amortized over the terms stipulated in the related agreements using the straight-line method.

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

                                                             UNPAID AT
                                                            DECEMBER 31,
                              1996        1995       1994      1996
                            --------    --------   -------- ------------
Property management
 and leasing fees . . . . . $229,333     236,845    608,703     33,000
Insurance commissions . . .   42,093      44,370     45,765       --
Reimbursement (at cost)
 for accounting services. .    9,825      99,195     74,653        988
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . . .   23,498      19,685     30,506      6,167
Reimbursement (at cost)
 for legal services . . . .    4,691       4,942     33,071      1,158
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses . .    --        124,906      6,002       --
                            --------    --------   --------    -------
                            $309,440     529,943    798,700     41,313
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

INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary of combined financial information for San Jose and Royal Executive as of and for the years ended December 31, 1996 and 1995 are as follows:

                                            1996             1995
                                        ------------      -----------

  Current assets. . . . . . . . . .     $  5,535,189        6,893,093
  Current liabilities . . . . . . .         (625,146)        (579,280)
                                        ------------      -----------
      Working capital . . . . . . .        4,910,043        6,313,813
                                        ------------      -----------
  Investment property, net. . . . .       49,157,299       52,505,109
  Other assets, net . . . . . . . .        1,287,622        1,287,438
  Long-term debt. . . . . . . . . .      (23,338,875)     (23,431,863)
  Other liabilities . . . . . . . .         (247,868)        (216,518)
  Venture partners' equity. . . . .      (11,400,919)     (12,970,351)
                                        ------------      -----------
      Partnership's capital . . . .     $ 20,367,302       23,487,628
                                        ============      ===========
  Represented by:
    Invested capital. . . . . . . .     $ 77,738,617       77,738,617
    Cumulative distributions. . . .      (49,501,766)     (41,365,645)
    Cumulative losses . . . . . . .       (7,869,549)     (12,885,344)
                                        ------------      -----------
                                        $ 20,367,302       23,487,628
                                        ============      ===========
  Total income. . . . . . . . . . .     $ 16,333,533       15,525,621
                                        ============      ===========
  Expenses. . . . . . . . . . . . .     $ 12,124,390       12,090,055
                                        ============      ===========
  Gain on sale or disposition
    of investment property. . . . .     $  2,825,220            --
                                        ============      ===========
  Net earnings (loss) . . . . . . .     $  7,034,363        3,435,566
                                        ============      ===========

     Reference is made to the notes regarding the provision for value impairment of $944,335 which was recorded in 1994 by San Jose and to notes regarding the provision for value impairment of $25,378,894 which was recorded in 1994 by Royal Executive.

     The total income, expenses related to loss before gain on sale or disposition of investment property and net loss for the above-mentioned ventures for the year ended December 31, 1994 were $15,799,775, $38,119,456 and $22,319,680, respectively.

                                                                                               SCHEDULE III
                                         JMB INCOME PROPERTIES, LTD. - XI
                                              (A LIMITED PARTNERSHIP)

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1996

                                                                 COSTS
                                                              CAPITALIZED
                                        INITIAL COST TO      SUBSEQUENT TO       GROSS AMOUNT AT WHICH CARRIED
                                        PARTNERSHIP (A)     ACQUISITION(B)            AT CLOSE OF PERIOD
                                    ----------------------- --------------       -------------------------------
                                                BUILDINGS     BUILDINGS                   BUILDINGS
                                                  AND           AND                          AND
                    ENCUMBRANCE       LAND     IMPROVEMENTS  IMPROVEMENTS        LAND    IMPROVEMENTS   TOTAL (C)
                    -----------    ----------- ------------ --------------    ---------- ------------  ----------
SHOPPING CENTER:
 Hackensack,
  New Jersey. . .   $34,942,100      3,796,561   30,880,649     44,596,132     3,796,561   75,476,781  79,273,342
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



















                                                        43

                                                                                    SCHEDULE III - CONTINUED
                                         JMB INCOME PROPERTIES, LTD. - XI
                                              (A LIMITED PARTNERSHIP)

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1996

(C)    Reconciliation of real estate owned:

                                                                   1996              1995              1994
                                                               ------------      ------------     ------------
      Balance at beginning of period. . . . . . . . . . . .     $74,461,800        65,406,740       57,782,585
      Additions during period . . . . . . . . . . . . . . .       4,811,542         9,055,060       23,028,260
      Dispositions during period. . . . . . . . . . . . . .           --                --         (15,404,105)
                                                                -----------       -----------       ----------
      Balance at end of period. . . . . . . . . . . . . . .     $79,273,342        74,461,800       65,406,740
                                                                ===========       ===========       ==========

(D)  Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . . . .     $14,927,070        12,951,168       17,673,020
      Depreciation expense. . . . . . . . . . . . . . . . .       2,394,772         1,975,902        1,726,612
      Accumulated depreciation written-off at
        Bank of Delaware. . . . . . . . . . . . . . . . . .           --                --          (6,448,464)
                                                                -----------       -----------       ----------

      Balance at end of period. . . . . . . . . . . . . . .     $17,321,842        14,927,070       12,951,168
                                                                ===========       ===========       ==========


















                                                        44

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

                                                        47

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

                                                        48

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

                                                        49

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

                                                        51

                           ROYAL EXECUTIVE PARK II
                           (A GENERAL PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, Royal Executive Park II venture ("Royal Executive"), in which JMB Income Properties, Ltd.-XI ("JMB Income-XI") and an unaffiliated venture are the partners.

     Royal Executive holds an equity investment in commercial real estate property in the City of Rye Brook, New York. Business activities consist of rentals to a wide variety of commercial companies, and the ultimate sale or disposition of such real estate.

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

     The accounting policies, of Royal Executive are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's Consolidated Financial Statements filed with this annual report. Such notes are incorporated herein by reference.

VENTURE AGREEMENT

      A description of the acquisition of the property and the venture agreement and the management agreement is contained in the Notes of the financial statements of JMB Income - XI. Such notes are incorporated herein by reference.

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

LEASES

     At December 31, 1996, Royal Executive's principal asset is an office building complex. Royal Executive has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, was depreciated over the estimated useful life prior to being classified as held for sale as described above. Leases with tenants range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.

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
                                                      -----------
                                                      $22,759,816
                                                      ===========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by Royal Executive to the General Partners and their affiliates as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 were as follows:
                                                                UNPAID AT
                                                               DECEMBER 31,
                              1996        1995        1994        1996
                            --------    --------    --------   ------------
Property management
 and leasing fees . . . . .  $  --          --        14,268         --
                             -------     -------     -------       -----
                             $  --          --        14,268         --
                             =======     =======     =======       =====
                                     53

                                                                                                SCHEDULE III
                                              ROYAL EXECUTIVE PARK II
                                              (A GENERAL PARTNERSHIP)

                                     REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                 DECEMBER 31, 1996





                                        INITIAL COST TO                          GROSS AMOUNT AT WHICH CARRIED
                                        PARTNERSHIP (A)                             AT CLOSE OF PERIOD (B)
                                    -----------------------      COSTS      -------------------------------------
                                                BUILDINGS     CAPITALIZED                 BUILDINGS
                                                  AND        SUBSEQUENT TO                   AND
                    ENCUMBRANCE      LAND      IMPROVEMENTS ACQUISITION(C)       LAND    IMPROVEMENTS   TOTAL (D)
                    -----------    ----------- ------------ --------------    ---------- ------------  ----------

OFFICE BUILDING:
 Rye Brook,
  New York. . . .   $    --         5,568,277    50,554,899   (20,523,010)     2,569,125  33,031,041   35,600,166
                    ===========    ==========    ==========   ===========     ==========  ==========   ==========























                                                        54

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
                                         ===========                                                      =======

--------------

Notes:
     (A)  The initial cost to Royal Executive represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was $33,781,502.

     (C)  In 1994, Royal Executive recorded a provision for value impairment totalling $25,378,894, as described more fully in the Notes.














                                                        55

                                                                                    SCHEDULE III - CONTINUED
                                              ROYAL EXECUTIVE PARK II
                                              (A GENERAL PARTNERSHIP)

                               REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



(D)   Reconciliation of real estate owned:

                                                                 1996             1995              1994
                                                             ------------     ------------     ------------
      Balance at beginning of period. . . . . . . . . .       $35,507,083       35,320,187       59,642,842
      Additions during period . . . . . . . . . . . . .            93,083          186,896          525,677
      Provision for value impairment (C). . . . . . . .             --               --         (24,848,332)
                                                              -----------      -----------      -----------

      Balance at end of period. . . . . . . . . . . . .       $35,600,166       35,507,083       35,320,187
                                                              ===========      ===========      ===========

(E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . .       $13,957,866       13,044,923       12,147,495
      Depreciation expense. . . . . . . . . . . . . . .           915,666          912,943          897,428
                                                              -----------      -----------      -----------

      Balance at end of period. . . . . . . . . . . . .       $14,873,532       13,957,866       13,044,923
                                                              ===========      ===========      ===========



















                                                        56

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/San Jose Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                                KPMG PEAT MARWICK



Chicago, Illinois
March 21, 1997

                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                                  BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------
                                                                                 1996               1995
                                                                              -----------       -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $ 2,260,010         2,266,686
  Rents and other receivables, net of allowance for
    doubtful accounts of $1,648,319 in 1996 and
    $1,058,859 in 1995. . . . . . . . . . . . . . . . . . . . . . . . . .       2,111,845         2,510,594
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .          92,041            71,409
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .          74,223           306,800
                                                                              -----------       -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . . .       4,538,119         5,155,489
                                                                              -----------       -----------

Investment property - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --            6,848,918
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .           --           42,681,189
                                                                              -----------       -----------

                                                                                    --           49,530,107
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . .           --           18,574,214
                                                                              -----------       -----------

          Total property held for investment,
            net of accumulated depreciation . . . . . . . . . . . . . . .           --           30,955,893
                                                                              -----------       -----------

Property held for sale or disposition . . . . . . . . . . . . . . . . . .      28,430,666             --
                                                                              -----------       -----------

          Total investment property . . . . . . . . . . . . . . . . . . .      28,430,666        30,955,893

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         959,992           874,007
                                                                              -----------       -----------

                                                                              $33,928,777        36,985,389
                                                                              ===========       ===========






                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                            BALANCE SHEETS - CONTINUED


                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                  1996              1995
                                                                              -----------       -----------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . .     $    92,988            85,989
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         199,955            72,930
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .         163,563           164,125
                                                                              -----------       -----------

          Total current liabilities . . . . . . . . . . . . . . . . . . .         456,506           323,044

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . . .          79,599            48,870
Long-term debt, less current portion. . . . . . . . . . . . . . . . . . .      23,338,875        23,431,863
                                                                              -----------       -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .      23,874,980        23,803,777

Partners' capital accounts. . . . . . . . . . . . . . . . . . . . . . . .      10,053,797        13,181,612
                                                                              -----------       -----------

                                                                              $33,928,777        36,985,389
                                                                              ===========       ===========

















                                  See accompanying notes to financial statements.

                                                        59

                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                               1996             1995              1994
                                                            -----------      -----------       -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .       $ 9,125,251        9,071,667         9,220,659
  Interest income . . . . . . . . . . . . . . . . . .           112,917          110,779            50,160
  Gain on sale of investment property . . . . . . . .         2,825,220            --                --
                                                            -----------      -----------       -----------

                                                             12,063,388        9,182,446         9,270,819
                                                            -----------      -----------       -----------

Expenses:
  Mortgage and other interest . . . . . . . . . . . .         1,965,892        2,202,191         2,709,905
  Depreciation. . . . . . . . . . . . . . . . . . . .         1,044,296        1,114,143         1,099,974
  Property operating expenses . . . . . . . . . . . .         4,728,651        4,237,476         3,419,198
  Amortization of deferred expenses . . . . . . . . .           276,364          210,308           214,006
  Provision for value impairment. . . . . . . . . . .             --               --              944,335
                                                            -----------      -----------       -----------

                                                              8,015,203        7,764,118         8,387,418
                                                            -----------      -----------       -----------

          Net earnings. . . . . . . . . . . . . . . .       $ 4,048,185        1,418,328           883,401
                                                            ===========      ===========       ===========














                                  See accompanying notes to financial statements.

                                                       59-a

                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                     STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                           AFFILIATED
                                                     JMB-XI                  PARTNER                   TOTAL
                                                  -----------              -----------             -----------
Balance at December 31, 1993. . . . .             $ 4,077,776                3,720,296               7,798,072

Capital contributions . . . . . . . .               1,557,468                1,557,469               3,114,937
Net earnings. . . . . . . . . . . . .                 441,701                  441,700                 883,401
                                                  -----------              -----------             -----------

Balance at December 31, 1994. . . . .               6,076,945                5,719,465              11,796,410

Capital contributions . . . . . . . .               1,233,436                1,233,437               2,466,873
Cash distributions. . . . . . . . . .              (1,250,000)              (1,250,000)             (2,500,000)
Net earnings. . . . . . . . . . . . .                 709,165                  709,164               1,418,329
                                                  -----------              -----------             -----------

Balance at December 31, 1995. . . . .               6,769,546                6,412,066              13,181,612

Cash distributions. . . . . . . . . .              (3,588,000)              (3,588,000)             (7,176,000)
Net earnings. . . . . . . . . . . . .               2,024,093                2,024,092               4,048,185
                                                  -----------              -----------             -----------

Balance at December 31, 1996. . . . .             $ 5,205,639                4,848,158              10,053,797
                                                  ===========              ===========             ===========










                                  See accompanying notes to financial statements.

                                                       59-b

                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                             STATEMENTS OF CASH FLOWS

                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                1996            1995              1994
                                                           ------------      -----------       -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . .    $  4,048,185        1,418,328           883,401
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . . . .       1,044,296        1,114,143         1,099,974
    Amortization of deferred expenses . . . . . . . . .         276,364          210,308           214,006
    Provision for value impairment. . . . . . . . . . .           --               --              944,335
    Gain on sale of investment property . . . . . . . .      (2,825,220)           --                --
  Changes in:
    Rents and other receivables . . . . . . . . . . . .         398,749          (19,820)          (17,750)
    Prepaid expenses. . . . . . . . . . . . . . . . . .         (20,632)           --                4,561
    Escrow deposits . . . . . . . . . . . . . . . . . .         232,577         (268,535)           18,703
    Accounts payable. . . . . . . . . . . . . . . . . .         134,662         (323,557)          166,650
    Accrued interest payable. . . . . . . . . . . . . .            (562)         (32,398)          (42,928)
    Tenant security deposits. . . . . . . . . . . . . .          30,729          (23,223)            1,796
                                                            -----------      -----------       -----------

        Net cash provided by (used in)
          operating activities. . . . . . . . . . . . .       3,319,148        2,075,246         3,272,748

Cash flows from investing activities:
  Additions to investment property. . . . . . . . . . .      (1,485,395)        (156,254)         (739,275)
  Payment of deferred expenses. . . . . . . . . . . . .        (402,481)        (218,059)         (259,242)
  Proceeds from sale of investment property . . . . . .       5,824,041            --                --
  Notes receivable. . . . . . . . . . . . . . . . . . .           --               --                5,836
                                                            -----------      -----------       -----------

        Net cash provided by (used in)
          investing activities. . . . . . . . . . . . .       3,936,165         (374,313)         (992,681)
                                                            -----------      -----------       -----------











                                                       59-c




                                              JMB/SAN JOSE ASSOCIATES
                                              (A GENERAL PARTNERSHIP)

                                       STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1996            1995              1994
                                                            -----------      -----------       -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . .         (85,989)        (374,973)         (372,045)
  Paydowns on long-term debt. . . . . . . . . . . . . .           --          (2,418,722)       (2,500,000)
  Capital contributed to venture. . . . . . . . . . . .           --           2,466,873         3,114,938
  Distributions to partners . . . . . . . . . . . . . .      (7,176,000)      (2,500,000)            --
                                                            -----------      -----------       -----------

        Net cash provided by (used in) financing
          activities. . . . . . . . . . . . . . . . . .      (7,261,989)      (2,799,822)          242,893
                                                            -----------      -----------       -----------

        Net increase (decrease) increase
          in cash and cash equivalents. . . . . . . . .          (6,676)      (1,098,889)        2,522,960
                                                            -----------      -----------       -----------

        Cash and cash equivalents,
          beginning of year . . . . . . . . . . . . . .       2,266,686        3,365,575           842,615
                                                            -----------      -----------       -----------
        Cash and cash equivalents,
          end of year . . . . . . . . . . . . . . . . .     $ 2,260,010        2,266,686         3,365,575
                                                            ===========      ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . .     $ 1,966,455        2,234,589         2,752,833
  Non-cash investing and financing activities:
    Cash sale proceeds, net of selling expenses . . . .     $ 5,824,041            --                --
    Reduction in investment property, net . . . . . . .      (2,966,325)           --                --
    Reduction in other assets and liabilities . . . . .         (32,496)           --                --
                                                            -----------      -----------       -----------
          Gain recognized on sale of property . . . . .     $ 2,825,220            --                --
                                                            ===========      ===========       ===========









                                  See accompanying notes to financial statements.

                                                       59-d

                           JMB/SAN JOSE ASSOCIATES
                           (A GENERAL PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, JMB/San Jose Associates ("San Jose"), in which JMB Income Properties, Ltd.-XI ("JMB Income-XI" or "Partnership") and JMB Income Properties, Ltd.-XII ("JMB Income-XII" or "Affiliated Partner") are the partners.

     San Jose holds an equity investment in a commercial office complex in San Jose, California. Business activities consist of rentals to a wide variety of commercial companies and governmental entities, and the ultimate sale or disposition of such real estate.

     As San Jose has determined to sell the complex, all portions of the office complex have been classified as held for sale or disposition as of or during the period ended December 31, 1996. Therefore, the complex is not subject to continued depreciation. Certain portions of the office complex were sold during 1996. The results of operations of the complex included in the accompanying financial statements were earnings of $1,110,048, $1,307,549, and $833,241 for the years ended December 31, 1996,
1995 and 1994, respectively.

     As more fully described in the Notes to Consolidated Financial Statements of JMB Income - XI which description is incorporated herein by reference, San Jose recorded in 1994, as a matter of prudent accounting practice, a provision for value impairment of $944,335 on the 170 Almaden and on the 100-130 Park Center Plaza buildings and certain parking areas.

     The Partnership uses the allowance method of accounting for doubtful accounts. Provisions for uncollectible tenant receivables in the amounts of $588,052, $783,417 and $236,397 were recorded in 1996, 1995 and 1994, respectively.  Bad debt expense is included in Property Operating Expenses.

     The preparation of financial statements in accordance with GAAP requires San Jose to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

     The accounting policies of San Jose are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's consolidated financial statements filed with this annual report. Such notes are incorporated herein by reference.

VENTURE AGREEMENT

      A description of the venture agreement and the management agreement is contained in the Notes to Consolidated Financial Statements of JMB Income - XI. Such note is incorporated herein by reference.








                                    59-e

MANAGEMENT AGREEMENT

     In December 1994, the property manager, an affiliate of the General Partners of the Partnership, sold substantially all of its assets and assigned its interest in the management contracts to an unaffiliated third party who continues to manage the complex. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates.

LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1996 and
1995:
                                           1996           1995
                                        ----------     ----------
7.85% mortgage note; secured by
 the 170 Almaden Building in
 San Jose, California; principal
 and interest payments of $13,537
 are due monthly through
 September 2003 when the remaining
 principal of approximately
 $169,000 is due. . . . . . . . . .     $  931,863     1,017,852

8.4% mortgage note; secured by the
 150 Almaden and 185 Park Avenue
 buildings, and certain related
 parking improvements in San Jose,
 California; interest only payments
 of $157,500 are due monthly through
 December 1997; principal and
 interests payments of $179,663 are
 due monthly through November 2001
 when the entire principal of approx-
 imately $21,421,000 is due . . . .     22,500,000     22,500,000
                                       -----------     ----------
        Total debt. . . . . . . . .     23,431,863     23,517,852
        Less current portion
         of long-term debt. . . . .         92,988         85,989
                                       -----------     ----------
        Total long-term debt. . . .    $23,338,875     23,431,863
                                       ===========     ==========

     Five year maturities of long-term debt are as follows:

                      1997. . . . . . . . . . .    $    92,988
                      1998. . . . . . . . . . .        376,986
                      1999. . . . . . . . . . .        409,305
                      2000. . . . . . . . . . .        444,398
                      2001. . . . . . . . . . .     21,723,357
                                                   ===========

LEASES

     At December 31, 1996, San Jose's principal asset is an office building complex. San Jose has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, was depreciated over the estimated useful lives of the properties prior to their being classified as held for sale or disposition as described above. Leases with tenants range in term from one to twenty-five years and provide for fixed minimum rent and partial reimbursement of operating costs.






                                    59-f

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                 1997 . . . . . . . . . . . . . .    $ 6,434,687
                 1998 . . . . . . . . . . . . . .      6,270,264
                 1999 . . . . . . . . . . . . . .      5,640,920
                 2000 . . . . . . . . . . . . . .      4,232,298
                 2001 . . . . . . . . . . . . . .      3,884,020
                 Thereafter . . . . . . . . . . .     12,589,967
                                                     -----------
                                                     $39,052,156
                                                     ===========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by San Jose to the General Partners and their affiliates as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 were as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                              1996        1995        1994        1996
                            --------    --------    --------   ------------
Property management
  and leasing fees. . .      $77,870      60,000     281,748        --
Insurance commissions .       25,768      30,140      25,176        --
                            --------     -------     -------      ------
                            $103,638      90,140     306,924        --
                            ========     =======     =======      ======







































                                    59-g

                                                                                                                   SCHEDULE III
                                                           JMB/SAN JOSE ASSOCIATES
                                                           (A GENERAL PARTNERSHIP)

                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                              DECEMBER 31, 1996





                                       INITIAL COST TO                                      GROSS AMOUNT AT WHICH CARRIED
                                       PARTNERSHIP (A)                 COSTS                  AT CLOSE OF PERIOD (B)
                                ------------------------------      CAPITALIZED      ------------------------------------------
                                                   BUILDINGS       SUBSEQUENT TO                      BUILDINGS
                                                     AND            ACQUISITION                          AND
                  ENCUMBRANCE        LAND         IMPROVEMENTS        (C) (D)            LAND        IMPROVEMENTS     TOTAL (D)
                  -----------      -----------    ------------    --------------      ----------     ------------    ----------

OFFICE BLDS:
 San Jose,
   California .   $23,431,863       21,078,745      62,309,815      (37,204,551)       5,867,750       40,316,259    46,184,009
                  ===========       ==========      ==========      ===========       ==========       ==========   ===========
























                                                                    59-h

                                                                                                          SCHEDULE III - CONTINUED
                                                             JMB/SAN JOSE ASSOCIATES
                                                           (A GENERAL PARTNERSHIP)

                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                              DECEMBER 31, 1996


                                                                                       LIFE ON WHICH
                                                                                       DEPRECIATION
                                                                                        IN LATEST
                                                                                       STATEMENT OF          1996
                                 ACCUMULATED               DATE OF         DATE         OPERATIONS        REAL ESTATE
                                DEPRECIATION(E)         CONSTRUCTION     ACQUIRED      IS COMPUTED           TAXES
                               ----------------         ------------    ----------   ---------------      -----------
OFFICE BUILDINGS:
 San Jose,                                                                 6/20/85
   California . . . . . . . .       $17,753,343             1970        and 5/2/86        5-30 years          553,747
                                    ===========                                                               =======

--------------

Notes:
     (A)  The initial cost to San Jose represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately
$41,350,548.

     (C)  Through December 31, 1996, San Jose has recorded provisions for value impairment totaling $45,811,547.

     (D)   During 1996, San Jose sold the 190 San Fernando Building and one of the parking garage structures in the complex in two separate transactions as described more fully in the Notes to Consolidated Financial
Statements of the Partnership.














                                                                    59-i

                                                                                                          SCHEDULE III - CONTINUED
                                                             JMB/SAN JOSE ASSOCIATES
                                                           (A GENERAL PARTNERSHIP)

                                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                              DECEMBER 31, 1996

(D)   Reconciliation of real estate owned:

                                                                 1996                 1995                  1994
                                                             ------------         ------------         ------------
      Balance at beginning of period. . . . . . . . . . .     $49,530,107           49,373,853           49,578,913
      Additions during period . . . . . . . . . . . . . .       1,485,395              156,254              739,275
      Provision for value impairment (C). . . . . . . . .          --                    --                (944,335)
      Sales of investment property. . . . . . . . . . . .      (4,831,493)               --                   --
                                                              -----------          -----------          -----------

      Balance at end of period. . . . . . . . . . . . . .     $46,184,009           49,530,107           49,373,853
                                                              ===========          ===========          ===========

(E)   Reconciliation of accumulated depreciation:

      Balance at beginning of period. . . . . . . . . . .     $18,574,214           17,460,071           16,360,097
      Sales of investment property. . . . . . . . . . . .      (1,865,167)               --                   --
      Depreciation expense. . . . . . . . . . . . . . . .       1,044,296            1,114,143            1,099,974
                                                              -----------          -----------          -----------

      Balance at end of period. . . . . . . . . . . . . .     $17,753,343           18,574,214           17,460,071
                                                              ===========          ===========          ===========


















                                                                    59-j