Form 10-K405
period 1997-12-31
JMB INCOME PROPERTIES LTD XI
filed 1998-03-30
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1997                Commission file no. 0-15966



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

                     LIMITED PARTNERSHIP INTERESTS
                    AND ASSIGNEE INTERESTS THEREIN
                           (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                           TABLE OF CONTENTS



                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a Vote
             of Security Holders. . . . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  11

Item 7A.     Quantitative and Qualitative
             Disclosures about Market Risk. . . . . . . .  15

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  16

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  62


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  62

Item 11.     Executive Compensation . . . . . . . . . . .  65

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  66

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  67


PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  67


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  70

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments are located throughout the nation and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:


                                                     SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1997,
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
                               sq.ft.                                            and improvements
                               n.r.a.
3. Genesee Valley
    Center
    Flint, Michigan . .       358,000     12-21-84          6-29-90              fee ownership of land
                               sq.ft.                                            and improvements
                               g.l.a.
4. Park Center
    Financial Plaza
    San Jose,
    California. . . . .       408,000     06-20-85            26%                fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
                                                                                 (c)(g)(h)
5. Royal Executive
    Park-II
    Rye Brook,
    New York. . . . . .       270,000     02-12-87         12-19-97              fee ownership of land
                               sq.ft.                                            and improvements
                               n.r.a.                                            (through a joint
                                                                                 venture partnership)
                                                                                 (c)(f)





-----------------------
  (a) The computation of this percentage for properties held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

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

  (f) Reference is made to the Notes for a description of the sale of this investment property.

  (g) In March 1996, the joint venture sold the 190 San Fernando building, one of the buildings in the Park Center Financial Plaza office complex comprising approximately 5% of the total occupied space, to an independent third party, and transferred title to one of the parking garages to the City of San Jose. The original invested capital percentage reflected for this property in the table has not been adjusted for such transactions. Reference is made to the Notes for a description of such transactions.

  (h) The joint venture sold the remaining buildings in the Park Center Financial Plaza office complex on February 24, 1998. Reference is made to the Notes for a description of the sale.


     The Partnership's remaining real property investment is subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in its market where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for the properties owned in 1997 are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of tenant mix, property aesthetics, effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the remaining investment property held at December 31, 1997 is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment property, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment property is available on economic terms.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1997.

     On December 19, 1997, the Partnership, through its joint venture, sold the Royal Executive Park II office complex located in Rye Brook, New York. Reference is made to the Notes for a further description of such transaction.

     On February 24, 1998, the Partnership, through its joint venture, sold the remaining buildings in the Park Center Financial Plaza office complex located in San Jose, California. Reference is made to the Notes for a further description of such transaction.

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




ITEM 2.  PROPERTIES

     The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under
Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:

                                                             1996                      1997
                                                   ------------------------- -------------------------
                               Principal             At    At     At     At    At     At    At     At
                               Business             3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               --------------       ----  ----   ----  -----  ----   ---- -----  -----
1. Park Center
    Financial Plaza
    San Jose,
    California (1). . . . . .  Accounting/
                               Telecommunications    85%   85%    87%    85%   86%    87%   87%    90%

2. Riverside Square Mall
    Hackensack,
    New Jersey. . . . . . . .  Retail                77%   88%    88%    91%   92%    92%   93%    93%

3. Royal Executive
    Park II
    Rye Brook,
    New York. . . . . . . . .  Communications        97%   97%    98%    98%   98%    99%   99%    N/A

--------------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

     An "N/A" indicates that the property was sold and was not owned by the Partnership at the end of the quarter.

     (1)  Reference is made to the Notes for a description of the February 24, 1998 sale of this investment property.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 or 1996.




                                PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 13,428 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form, satisfactory to the Managing General Partner, has been received by the Managing General Partner. The transferee, consequently, will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Investors.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                          YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                               1997           1996          1995         1994           1993
                           ------------   -----------   -----------   -----------   -----------
Total income. . . . . . .  $ 14,218,708    13,403,472    12,915,285    14,048,836    14,618,038
                           ============   ===========   ===========   ===========   ===========
Earnings (loss) before
  gain on sale or
  disposition of invest-
  ment property . . . . .  $  5,750,839     1,810,139     1,856,294     2,652,603    (2,584,139)
Partnership's share of
  gain on sale of invest-
  ment properties of
  unconsolidated venture.    13,349,139     1,412,610         --            --            --
Gain on disposition of
  investment property . .         --            --            --          447,650         --
                           ------------   -----------   -----------   -----------   -----------
Earnings (loss) before
  extraordinary item. . .    19,099,978     3,222,749     1,856,294     3,100,253    (2,584,139)
Extraordinary item. . . .         --            --            --       (2,206,791)        --
                           ------------  ------------   -----------   -----------   -----------
Net earnings (loss) . . .  $ 19,099,978     3,222,749     1,856,294       893,462    (2,584,139)
                           ============  ============   ===========   ===========   ===========
Net earnings (loss)
  per Interest (b):
    Earnings (loss)
      before gain on
      sale or disposition
      of investment
      property. . . . . .  $      31.84         10.02         10.28         14.60        (15.65)
    Partnership's share of
      gain on sale of
      investment properties
      of unconsolidated
      venture . . . . . .         76.21          8.06         --            --            --
    Gain on disposition
      of investment
      property. . . . . .         --            --            --             2.56          --
    Extraordinary item. .         --            --            --           (12.22)        --
                           ------------  ------------   -----------   -----------   -----------
Net earnings (loss) . . .  $     108.05         18.08         10.28          4.94        (15.65)
                           ============  ============   ===========   ===========   ===========




                               1997           1996          1995         1994           1993
                           ------------   -----------   -----------   -----------   -----------

Total assets. . . . . . .  $118,582,025   102,106,160   106,800,004   106,201,665    88,391,802
Long-term debt. . . . . .  $ 33,820,205    34,404,477    34,942,100    35,436,797    11,297,315
Cash distributions
  per Interest (c). . . .  $      12.00         15.00         12.00         12.00         12.00
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




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997


Property
--------

Riverside Square
Mall               a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                    GLA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1993 . . . . .       81%                $31.26
                               1994 . . . . .       81%             18.10 (2)
                               1995 . . . . .       80%                 18.69
                               1996 . . . . .       91%                 17.15
                               1997 . . . . .       93%                 19.35

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

                   c)     The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Riverside Square Mall:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1997
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases           Leases (1)      Leases            Expiring
                          ------------     ---------        --------------- -----------       ----------

                          1998                 5                16,400      $526,600             8.5%
                          1999                 4                12,000       403,500             6.6%
                          2000                 5                12,200       412,700             6.7%
                          2001                 4                15,200       405,600             6.6%
                          2002                 1                 2,300        87,100             1.4%
                          2003                 7                25,700       823,400            13.4%
                          2004                16                22,700     1,017,100            16.5%
                          2005                 8                22,700       766,200            12.4%
                          2006                 9                24,400       645,700            10.5%
                          2007                 1                 1,200         6,600             0.1%

                   (1)    Excludes leases that expire in 1998 for which renewal leases or leases with replacement tenants have been executed as of January 9, 1998.

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

     During 1996, 1997 and early 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $130 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers expired. As of the date of this report, the Partnership is aware that 5.46% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     At December 31, 1997, the Partnership had cash and cash equivalents of approximately $42,298,000. These funds include retained cash proceeds of approximately $1,800,000 from the sale in 1996 of the 190 San Fernando Building and one of the parking structures at San Jose, and temporarily retained cash proceeds of approximately $28,448,000 from the sale in 1997 of the Royal Executive Park II office complex. Such remaining funds may be utilized for distributions to partners, potential obligations related to representations and warranties given pursuant to the sale of the Royal Executive Park II office complex, and for working capital requirements including operating deficits, costs of re-leasing vacant space, and certain capital improvements. Additionally, funds may be utilized to fund a potential theatre expansion at the Riverside Square Mall investment property, which is in the preliminary stages of investigation. The Partnership's wholly-owned property has currently budgeted in 1998 approximately $2,155,000 for tenant improvements and other capital expenditures. Actual amounts expended in 1998 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Riverside Square Mall and through its sale and/or refinancing. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

     Commencing in 1996, the Partnership changed from a quarterly distribution of cash flow from operations to a semi-annual distribution in May and November of each year. In May 1997, the Partnership paid an operating distribution of $1,040,466 ($6 per Interest) for the first and second quarters of 1997 to the Limited Partners. In November 1997, the Partnership paid an operating distribution of $1,040,466 ($6 per Interest) for the third and fourth quarters of 1997 to the Limited Partners. In February 1998, the Partnership made a distribution of sale proceeds related to the sale of the Royal Executive Park II office complex of $28,439,404 ($164 per Interest) and paid an operating distribution of $2,774,576 ($16 per Interest), to the Limited Partners. The General Partners have been deferring receipt of distributions in accordance with the subordination requirements of the Partnership Agreement as discussed in the Notes. The Partnership's and its ventures' mortgage obligations are separate non-recourse loans secured individually by the investment properties and are not obligations of other investments. The Partnership and its ventures are not personally liable for the payment of the mortgage indebtedness.

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

     Due to the proposed sales, the San Jose venture had classified the parking garage structures and the 190 San Fernando Building as held for sale or disposition as of January 1, 1996. The remaining assets were classified as held for sale as of December 31, 1996, and have, therefore, not been subject to continued depreciation beyond such date.

     As previously reported, in 1996 San Jose completed a voluntary seismic upgrade to the 130 Park Center Financial Plaza building and the parking garage below the 100-130 buildings. The cost of the structural upgrade was approximately $860,000 (of which the Partnership's share was approximately $430,000).

     On February 24, 1998, San Jose sold the remaining assets of the Park Center Financial Plaza office complex to an independent third party for $76,195,000 (before selling costs). San Jose received approximately $49,400,000 of net sale proceeds at closing (after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,300,000, loan prepayment premiums of approximately $2,422,000 and closing costs), of which the Partnership's share was approximately $24,700,000. Reference is made to the Notes for a further description of such sale.

     RIVERSIDE SQUARE MALL

     As previously disclosed, the Partnership completed a renovation of the Riverside Square Mall and a restoration of the parking deck at a total cost of approximately $23,000,000 which was incurred in 1995 and 1996. In addition, the Partnership is continuing to add new tenants in order to remerchandise the center. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdale's, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks in 1994 for its store renovation in the amount of $6,100,000; and in August 1995, the Partnership escrowed $5,000,000 (all of which had been released as of December 31, 1996) for Bloomingdale's store renovation, which was fully completed in September 1997. Interest earned on the escrowed funds was remitted to the Partnership in 1996 upon termination of the escrow account. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks.

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

     During the first quarter of 1996, the Partnership executed a new lease agreement with Pottery Barn for the space previously occupied by Conran's, a tenant occupying approximately 28,000 square feet or 12% of the building that had filed for bankruptcy in 1994. The Pottery Barn lease, with a term of 15 years, required expenditures in 1996 for tenant allowances of approximately $2,250,000, which was funded through the tenant improvement escrow described above.

     ROYAL EXECUTIVE PARK II

     On December 19, 1997, the Partnership, through its Royal Executive joint venture, sold the land and related improvements of the Royal Executive Park II office complex located in Rye Brook, New York for $36,000,000. The joint venture received approximately $35,446,000 of net sale proceeds at closing, of which the Partnership's share was approximately $28,448,000. Reference is made to the Notes for a further description of such transaction.

     GENERAL

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership elected to make semi-annual rather than quarterly distributions of available operating cash flow commencing with the 1996 distributions. By conserving working capital, the Partnership will be in a better position to meet the future needs of its remaining property since the availability of satisfactory outside sources of capital may be limited given current debt levels. The Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable.

Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the property is sold in the near-term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the related decrease in the Partnership's investment in unconsolidated ventures at December 31, 1997 as compared to December 31, 1996 is primarily due to the sale in 1997 of the Royal Executive Park II office complex as more fully discussed in the Notes.

     The increase in rents and other receivables as of December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of rentals at the Riverside Square Mall investment property.

     The increase in escrow deposits as of December 31, 1997 as compared to December 31, 1996 is primarily due to an overfunding of the real estate tax escrow based on the lender's funding requirements, at the Riverside Square Mall investment property. It is anticipated that such overfunded balance on the escrow will be reduced by future reduced monthly escrow contributions.

     The increase in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and December 31, 1996 as compared to December 31, 1995 is primarily due to an increase in base rentals as a result of an increase in tenant occupancies in 1997 and 1996 at the Riverside Square Mall investment property.

     The decrease in interest income for the years ended December 31, 1997 and 1996 as compared to the year ended December 31, 1995 is primarily due to the utilization of escrowed cash, previously invested in interest bearing instruments, for the renovation and remerchandising at the Riverside Square Mall as discussed above.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the Riverside Square Mall investment property being identified as held for sale or disposition as of September 30, 1997, and therefore, no longer subject to depreciation beyond such date. The increase in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the increases in fixed assets due to the renovation at the Riverside Square Mall as discussed above and in the Notes.

     The decrease in property operating expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the decrease in snow removal and other administrative expenses and certain maintenance and repair projects (partially recoverable from tenants) at the Riverside Square Mall. However, the decrease is partially offset by an increase in certain other property operating expenses as a result of higher tenant occupancies in 1997 at the Riverside Square Mall. The increase in property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to an increase in real estate taxes (partially recoverable from tenants) of approximately $470,000 due to an increase in the assessed value of the Riverside Square Mall property as a result of the renovation as discussed above. The increase is also due to the increase in snow removal expenses (partially recoverable from tenants) of approximately $280,000 at the Riverside Square Mall.

     The decrease in professional services for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to expenses incurred in 1996 in connection with tender offer matters as discussed above.

     The increase in amortization of deferred expenses for the years ended December 31, 1997 and 1996 as compared to the year ended December 31, 1995 is primarily due to the commencement in the fourth quarter of 1995 of amortization of $5,000,000 of deferred leasing costs paid to Bloomingdales for its renovation at the Riverside Square Mall.

     The increase in general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the decrease for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the timing of the incurrence of reimbursable costs to affiliates of the General Partners.

     The increase in the Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to such unconsolidated ventures being identified as held for sale or disposition as of December 31, 1996, and therefore, no longer subject to depreciation beyond such date. The increase in the Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the receipt of a lease termination fee of approximately $210,000 in May 1996 at the Royal Executive Park II investment property, as well as a cessation of mortgage interest expense at the 100-130 Park Center Financial Plaza investment property, due to repayment of the mortgage loans in 1995.

     The Partnership's share of gain on sale of investment properties of unconsolidated ventures of $13,349,139 in 1997 is due to the gain recognized on the sale of the Royal Executive Park II office complex. The Partnership's share of gain on sale of investment properties of unconsolidated ventures of $1,412,610 in 1996 is due to the gain recognized on the sale of the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partner-ship's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, years ended December 31, 1997, 1996 and 1995 Statements of Partners' Capital Accounts (Deficit), years ended
  December 31, 1997, 1996 and 1995
Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995 Notes to Financial Statements
                                                          SCHEDULE
                                                          --------
Real Estate and Accumulated Depreciation                     III

SCHEDULES NOT FILED:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


                        ROYAL EXECUTIVE PARK II
                        (A GENERAL PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, years ended December 31, 1997, 1996 and 1995 Statements of Partners' Capital Accounts, years ended
  December 31, 1997, 1996 and 1995
Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995 Notes to Financial Statements

SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


                        JMB/SAN JOSE ASSOCIATES
                        (A GENERAL PARTNERSHIP)

                                 INDEX

Independent Auditors' Report
Balance Sheets, December 31, 1997 and 1996
Statements of Operations, years ended December 31, 1997, 1996 and 1995 Statements of Partners' Capital Accounts, years ended
  December 31, 1997, 1996 and 1995
Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995 Notes to Financial Statements
                                                          SCHEDULE
                                                          --------
Real Estate and Accumulated Depreciation                     III

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XI at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996, the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                        ------------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $ 42,298,264       11,548,195
  Rents and other receivables, net of allowance for
    doubtful accounts of $210,024 in 1997 and
    $642,633 in 1996. . . . . . . . . . . . . . . . . . . . . . . . .      2,552,231        2,010,246
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         88,948           91,506
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .      1,171,271          786,706
                                                                        ------------      -----------

        Total current assets. . . . . . . . . . . . . . . . . . . . .     46,110,714       14,436,653
                                                                        ------------      -----------

Investment property - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           3,796,561
  Building and improvements . . . . . . . . . . . . . . . . . . . . .          --          75,476,781
                                                                        ------------      -----------

                                                                               --          79,273,342
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .          --          17,321,842
                                                                        ------------      -----------

        Property held for investment, net of accumulated
          depreciation. . . . . . . . . . . . . . . . . . . . . . . .          --          61,951,500

Property held for sale or disposition . . . . . . . . . . . . . . . .     60,929,336            --
                                                                        ------------      -----------

        Total investment properties . . . . . . . . . . . . . . . . .     60,929,336       61,951,500

Investment in unconsolidated ventures, at equity. . . . . . . . . . .      6,711,162       20,367,302
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      4,830,813        5,350,705
                                                                        ------------      -----------

                                                                        $118,582,025      102,106,160
                                                                        ============      ===========





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                            ----------------------------------------------------

                                                                            1997              1996
                                                                        ------------      -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    584,273          537,623
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        782,274          774,790
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .        243,502          243,139
                                                                        ------------      -----------
        Total current liabilities . . . . . . . . . . . . . . . . . .      1,610,049        1,555,552
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         88,133          101,539
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     33,820,205       34,404,477
                                                                        ------------      -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .     35,518,387       36,061,568

Partners' capital accounts (deficit):
  General partners:
      Capital contributions . . . . . . . . . . . . . . . . . . . . .          1,000            1,000
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .      5,794,671        5,431,146
      Cumulative cash distributions . . . . . . . . . . . . . . . . .     (6,631,429)      (6,631,429)
                                                                        ------------      -----------
                                                                            (835,758)      (1,199,283)
                                                                        ------------      -----------
  Limited partners (173,411 interests):
      Capital contributions, net of offering costs. . . . . . . . . .    156,493,238      156,493,238
      Cumulative net earnings . . . . . . . . . . . . . . . . . . . .     49,295,508       30,559,055
      Cumulative cash distributions . . . . . . . . . . . . . . . . .   (121,889,350)    (119,808,418)
                                                                        ------------      -----------
                                                                          83,899,396       67,243,875
                                                                        ------------      -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .     83,063,638       66,044,592
                                                                        ------------      -----------
                                                                        $118,582,025      102,106,160
                                                                        ============      ===========





                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                       ------------     ------------    ------------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $13,500,646       12,711,885      11,822,997
  Interest income . . . . . . . . . . . . . . . . .         718,062          691,587       1,092,288
                                                        -----------      -----------     -----------
                                                         14,218,708       13,403,472      12,915,285
                                                        -----------      -----------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .       2,897,399        2,936,882       2,976,655
  Depreciation. . . . . . . . . . . . . . . . . . .       1,892,003        2,394,772       1,975,902
  Property operating expenses . . . . . . . . . . .       7,851,075        8,835,327       8,110,731
  Professional services . . . . . . . . . . . . . .         190,646          262,322         277,837
  Amortization of deferred expenses . . . . . . . .         519,892          458,744         191,592
  General and administrative. . . . . . . . . . . .         440,946          308,471         399,979
                                                        -----------      -----------     -----------
                                                         13,791,961       15,196,518      13,932,696
                                                        -----------      -----------     -----------
                                                            426,747       (1,793,046)     (1,017,411)
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . .       5,324,092        3,603,185       2,873,705
                                                        -----------      -----------     -----------
        Earnings (loss) before gain on sale or
          disposition of investment property. . . .       5,750,839        1,810,139       1,856,294

Partnership's share of gains on sale of investment
  properties of unconsolidated ventures . . . . . .      13,349,139        1,412,610           --
                                                        -----------      -----------     -----------
        Net earnings (loss) . . . . . . . . . . . .     $19,099,978        3,222,749       1,856,294
                                                        ===========      ===========     ===========





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED


                                                           1997             1996            1995
                                                       ------------     ------------    ------------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale or
            disposition of investment property. . .    $      31.84            10.02           10.28
          Partnership's share of gains on sale
            of investment properties of
            unconsolidated ventures . . . . . . . .           76.21             8.06           --
                                                        -----------      -----------     -----------
            Net earnings (loss) . . . . . . . . . .     $    108.05            18.08           10.28
                                                        ===========      ===========     ===========





























                               See accompanying notes to financial statements.

                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1994 . . . .  $1,000    5,270,362   (6,631,429)  (1,360,067)  156,493,238   25,640,796 (115,126,321) 67,007,713

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest). .    --          --           --           --            --           --      (2,080,932) (2,080,932)
Net earnings
 (loss) . . .    --         74,252        --          74,252         --       1,782,042        --      1,782,042
               ------   ----------   ----------   ----------   -----------  ----------- ------------ -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1995 . . . .   1,000    5,344,614   (6,631,429)  (1,285,815)  156,493,238   27,422,838 (117,207,253) 66,708,823

Cash distri-
 butions
 ($15 per
 limited
 partnership
 interest). .    --          --           --           --            --           --      (2,601,165) (2,601,165)
Net earnings
 (loss) . . .    --         86,532        --          86,532         --       3,136,217        --      3,136,217
               ------   ----------   ----------   ----------   -----------  ----------- ------------ -----------





                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                           NET                                     NET OF       NET
              CONTRI-    EARNINGS      CASH                       OFFERING    EARNINGS      CASH
              BUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL         COSTS       (LOSS)   DISTRIBUTIONS    TOTAL
              -------   ---------- -------------  -----------   -----------  ---------- ------------- -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1996 . . . .   1,000    5,431,146   (6,631,429)  (1,199,283)  156,493,238   30,559,055 (119,808,418) 67,243,875

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest). .    --          --           --           --            --           --      (2,080,932) (2,080,932)
Net earnings
 (loss) . . .    --        363,525        --         363,525         --      18,736,453        --     18,736,453
               ------   ----------   ----------   ----------   -----------  ----------- ------------ -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1997 . . . .  $1,000    5,794,671   (6,631,429)    (835,758)  156,493,238   49,295,508 (121,889,350) 83,899,396
               ======   ==========   ==========   ==========   ===========  =========== ============ ===========












                                 See accompanying notes to financial statements.

                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                            1997            1996             1995
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $19,099,978        3,222,749       1,856,294
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .       1,892,003        2,394,772       1,975,902
    Amortization of deferred expenses . . . . . . .         519,892          458,744         191,592
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions. . .      (5,324,092)         944,935       1,008,416
    Partnership's share of gain on sale of invest-
      ment properties of unconsolidated ventures. .     (13,349,139)      (1,412,610)          --
  Changes in:
    Rents and other receivables . . . . . . . . . .        (541,985)         308,757        (334,608)
    Prepaid expenses. . . . . . . . . . . . . . . .           2,558          (11,885)          --
    Escrow deposits . . . . . . . . . . . . . . . .        (384,565)         (64,859)       (820,114)
    Accounts payable. . . . . . . . . . . . . . . .           7,484          272,820          16,506
    Accrued interest payable. . . . . . . . . . . .             363           (3,442)         (3,167)
    Tenant security deposits. . . . . . . . . . . .         (13,406)          17,408           4,249
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       1,909,091        6,127,389       3,895,070
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . .           --               --          7,530,660
  Net escrow draws for construction
    related costs . . . . . . . . . . . . . . . . .           --           4,949,435       2,223,117
  Additions to investment properties. . . . . . . .        (869,839)      (5,484,550)    (11,813,978)
  Partnership's distributions from
    unconsolidated ventures . . . . . . . . . . . .      32,329,371        3,588,000       1,250,000
  Partnership's contributions to
    unconsolidated ventures . . . . . . . . . . . .           --               --         (1,233,436)
  Payment of deferred expenses. . . . . . . . . . .           --             (59,731)       (577,118)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .      31,459,532        2,993,154      (2,620,755)
                                                        -----------      -----------     -----------




                                        JMB INCOME PROPERTIES, LTD. - XI
                                             (A LIMITED PARTNERSHIP)

                                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996            1995
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Bank overdraft. . . . . . . . . . . . . . . . . .           --               --           (415,003)
  Principal payments on long-term debt. . . . . . .        (537,622)        (494,697)       (455,199)
  Distributions to limited partners . . . . . . . .      (2,080,932)      (2,601,165)     (2,080,932)
                                                        -----------      -----------     -----------

          Net cash provided by (used in)
            financing activities. . . . . . . . . .      (2,618,554)      (3,095,862)     (2,951,134)
                                                        -----------      -----------     -----------
          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .      30,750,069        6,024,681      (1,676,819)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      11,548,195        5,523,514       7,200,333
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $42,298,264       11,548,195       5,523,514
                                                        ===========      ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest. . . .     $ 2,897,036        2,940,324       2,979,823
                                                        ===========      ===========     ===========
Non-cash investing and financing activities:
   Increase in deferred costs due to escrow
     of funds for payment of inducement . . . . . .     $     --               --          5,000,000
   Net increase in other liabilities. . . . . . . .           --               --         (4,434,509)
                                                        -----------      -----------      ----------
          Payments of inducement from
            escrowed funds. . . . . . . . . . . . .     $     --               --            565,491
                                                        ===========      ===========      ==========












                                 See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) investments in United States real estate. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999, barring unforeseen economic developments.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in Royal Executive Park II ("Royal Executive") (which investment was sold in December 1997) and JMB/San Jose Associates ("San Jose"). Accordingly, the accompanying financial statements do not include the accounts of Royal Executive and San Jose.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:



                                                     1997                              1996
                                     ------------------------------    ------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (UNAUDITED)       GAAP BASIS      (UNAUDITED)
                                      ------------      -----------      ------------     ----------
Total assets. . . . . . . . . . . .   $118,582,025      130,569,209      102,106,160     122,747,292

Partners' capital accounts
  (deficit):
    General partners. . . . . . . .       (835,758)      (1,339,241)      (1,199,283)     (1,451,001)
    Limited partners. . . . . . . .     83,899,396       96,831,579       67,243,875      88,203,901

Net earnings (loss):
    General partners. . . . . . . .        363,525          111,760           86,532          27,590
    Limited partners. . . . . . . .     18,736,453       10,708,610        3,136,217       1,366,601

Net earnings (loss) per
  limited partnership
  interest. . . . . . . . . . . . .         108.05            61.75            18.08            7.88
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($42,703,440 and $8,217,261 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments" (as amended), requires certain large public entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $34,404,478, has been calculated to have an SFAS 107 value of $36,424,417 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and the inability to obtain comparable financing due to current levels of debt, previously modified debt terms or other property specific competitive conditions, the Partnership would likely be unable to refinance these properties to obtain such calculated debt amounts reported. The Partnership has no other significant financial instruments.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required or may in the future be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center.
In November 1994, the lender realized upon its security interest and took title to the Bank of Delaware building via a deed in lieu of foreclosure. In March 1996, the San Jose venture sold its interest in the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property. In December 1997, the Royal Executive venture sold the Royal Executive Park II office complex. All of the remaining properties were in operation at December 31, 1997. The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

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

     The results of operations for properties held for sale or disposition as of December 31, 1997 or sold or disposed of during the past three years were $443,271, ($1,551,773) and ($975,671), respectively, for the years ended December 31, 1997, 1996 and 1995. In addition, the accompanying financial statements include $5,324,092, $3,603,185 and $2,873,705, respectively, of the Partnership's share of total property operations of $6,901,490, $4,209,143 and $3,435,566 of unconsolidated properties held for sale or disposition as of December 31, 1997 or sold or disposed of in the past three years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its financial statements.

     Certain 1996 and 1995 amounts have been reclassed to conform to 1997 presentation.

INVESTMENT PROPERTIES

     RIVERSIDE SQUARE MALL

     During October 1983, the Partnership acquired an existing enclosed regional shopping center in Hackensack, New Jersey. The Partnership's purchase price for the mall was $36,236,282. The Partnership made a cash down payment at closing of $20,000,000 with the balance of the purchase price represented by a first mortgage loan. During the third quarter of 1994, the Partnership finalized a refinancing of the first mortgage loan with a new loan in the amount of $36,000,000 which resulted in net proceeds of approximately $22,300,000. Of such proceeds, approximately $11,200,000 was escrowed by the lender pursuant to the loan agreement and released as required, including interest, to fund certain costs of the renovation and restoration as discussed below. The full amount of the escrow had been released as of December 31, 1996. The remaining $11,100,000 of loan proceeds were used to replenish the Partnership's working capital for amounts paid to or escrowed on behalf of Saks and Bloomingdale's for their store renovations as discussed below.

     The Partnership completed its renovation of the Riverside Square Mall as well as its restoration of the parking deck (at final costs of approximately $13,500,000 and $7,000,000, respectively) and is continuing to remerchandise the center. In such regard, the Partnership has budgeted in 1998 approximately $2,155,000 for tenant improvements and capital expenditures. In connection with the renovation, the Partnership, in early 1994, signed 15-year operating covenant extensions with both Saks and Bloomingdale's, the latter of which owns its own store. In return for the additional 15-year commitment to the center, the Partnership reimbursed Saks for its store renovation in the amount of $6,100,000; and in August 1995, the Partnership escrowed $5,000,000, reflected as a deferred expense in the accompanying balance sheet, (the full amount of which was released as of December 31, 1996) for Bloomingdale's store renovation, which was fully completed in September 1997. Interest earned on the escrowed funds was remitted to the Partnership upon termination of the escrow account. In connection with the payment to Saks, the Partnership also acquired title to the Saks building which had previously been owned by Saks.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond such date.

     An affiliate of the General Partners of the Partnership manages the shopping center for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions, subject to deferral if in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property.


VENTURE AGREEMENTS - GENERAL

     The Partnership at December 31, 1997 is a party to one operating venture agreement (San Jose) and made capital contributions to the respective ventures as discussed below. Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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


     The property is managed by an unaffiliated third party for a fee calculated as 3% of gross receipts.

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

     In March 1996, San Jose sold the 190 San Fernando Building to an independent third party. The sale price of the building was $1,753,000 (before selling costs), and was paid in cash at closing. San Jose recognized a gain of approximately $789,000 and $21,000, respectively, for financial reporting and Federal income tax purposes in 1996, of which approximately $394,500 and $10,500, respectively, was allocated to the Partnership.

     At September 30, 1994, San Jose made provisions for value impairment on the 100-130 Park Center Plaza buildings and certain parking areas and the 170 Almaden building of $944,335 in the aggregate. Such provisions were recorded to reduce the net carrying values of these buildings to the then outstanding balances of the related non-recourse financing.

     As San Jose had committed to a plan to sell the properties, the 190 San Fernando Building and the parking structure were classified as held for sale or disposition as of January 1, 1996 and therefore were not subject to continued depreciation. The San Jose venture subsequently committed to a plan to sell the balance of the complex, and classified the remaining assets as held for sale as of December 31, 1996 and these assets have therefore no longer been subject to continued depreciation beyond such date.

     On February 24, 1998, San Jose sold the land, building, related improvements and personal property of the remaining assets of the Park Center Financial Plaza office complex to an unaffiliated third party for a sale price of $76,195,000 (before selling expenses and prorations). The sale will result in a gain in 1998 of approximately $41,000,000 (due to provisions for value impairment totaling $45,811,547 recorded between 1991 and 1994) and $23,000,000 for financial reporting and Federal income tax purposes, respectively, of which approximately $20,500,000 and $11,500,000 of gain will be allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, San Jose agreed to certain representations, warranties, and covenants with a stipulated survival period that expires November 15, 1998.

Although it is not expected, San Jose and the Partnership may ultimately have some liability under such representations, warranties and covenants.

     ROYAL EXECUTIVE PARK II

     In December 1985, the Partnership entered into a commitment to fund a $27,000,000 convertible first mortgage note on a three building office park then under construction in Rye Brook, New York (Royal Executive Park II). The first mortgage note called for monthly installments of interest only at a rate of 10% through the period of equity conversion.

     During February 1987, the Partnership exercised its option of converting the $27,000,000 mortgage into an ownership position. Upon the conversion of the mortgage note, the Partnership entered into a joint venture (Royal Executive) with the borrower (joint venture partners). Pursuant to the terms of the venture agreement, until certain rental achievement levels were attained, the Partnership was entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow was distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions was subject to the actual operations of the property. The Partnership was entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available operating cash flow before any cash flow distributions were made to the venture partner. The cumulative deficiency in the preferred annual return was approximately $1,498,000 at the December 19, 1997 sale date. In accordance with the Royal Executive venture agreement, the Partnership received its priority level of distribution of sale and refinancing proceeds of $27,000,000 plus the cumulative deficiency in its preferred annual return upon sale of the property, as discussed below.

     Net operating income (as defined) of the joint venture, in general, was allocated in proportion to, and to the extent of, distributions and then based on relative ownership percentages. Operating losses, in general, were first allocated to the joint venture partners to the extent of any additional contributions made to fund operations or the Partnership's guaranteed return. Remaining losses, if any, were allocated based upon relative ownership interests. Depreciation and amortization was allocated based upon the relative ownership interests.

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

     As there had been a commitment to sell this property, the Royal Executive Venture classified this property as held for sale or disposition at December 31, 1996, and therefore, the property was not subject to continued depreciation beyond such date.

     On December 19, 1997, the Royal Executive venture sold the land, buildings, related improvements and personal property of the Royal Executive Park office complex to an unaffiliated third party for a sale price of $36,000,000 (before selling expenses and prorations). The sale resulted in a gain in 1997 of $13,905,818 (due to the provision for value impairment recorded in 1994, as discussed above) and $18,927,388 for financial reporting and Federal income tax purposes, respectively, of which $13,349,139 and $10,701,810 of gain was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the joint venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, the joint venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,000,000 in the aggregate.

     Concurrently with the sale of Royal Executive Park-II, two other office parks, Royal Executive Park I ("Royal I") and Royal Executive Park III ("Royal III") were sold. Royal I was owned by a joint venture between JMB Income Properties-X (a partnership sponsored by the Partnership's General Partner) and the Partnership's unaffiliated venture partner in Royal Executive Park-II. Royal III was owned entirely by the unaffiliated venture partner in Royal Executive Park-II and Royal I. The purchase price for each office park was separately negotiated with the buyer.

     The joint venture had determined that one of the property's underground storage tanks had discharged an amount of fuel oil into the ground. The joint venture believed that such discharge had been the result of normal operations of the property and not the result of actions of tenants or other third parties. The joint venture had received a cost estimate of approximately $200,000 for remediation of the contaminated soil, of which approximately $121,000 was incurred through the date of sale. As part of the sale agreement discussed above, the purchaser is required to hold the joint venture harmless for any future clean-up costs or claims resulting from the contaminated soil.

     Effective July 1, 1994, management and leasing activities at the complex were transferred to an affiliate of the General Partners of the Partnership, who managed the property until December 1994 for a fee computed as a percentage of certain revenues. In December 1994, this affiliated property manager sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager was acting as the manager of the property on the same terms that existed prior to the assignment.

     In February 1998, the Partnership made a distribution of sale proceeds related to the sale of the Royal Executive Park II office complex of $28,439,404 ($164 per Interest) and paid an operating distribution of $2,774,576 ($16 per Interest), to the Limited Partners.

LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1997 and
1996:
                                                  1997         1996
                                               ----------   ----------
8.35% mortgage note, secured by the Riverside
 Square Mall in Hackensack, New Jersey;
 payable in monthly installments of
 principal and interest of $286,252
 through December 1, 2006, the scheduled
 maturity date at which time the unpaid
 principal and interest is due. . . . . . .   $34,404,478   34,942,100

Less current portion of long-term debt. . .       584,273      537,623
                                              -----------   ----------
          Total long-term debt. . . . . . .   $33,820,205   34,404,477
                                              ===========   ==========

     Five year maturities of long-term debt are summarized as follows for the years ending:

                1998. . . . . . . . . . .      $584,273
                1999. . . . . . . . . . .       634,971
                2000. . . . . . . . . . .       690,068
                2001. . . . . . . . . . .       749,945
                2002. . . . . . . . . . .       815,019
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

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, notwithstanding such allocations, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 7% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1985 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. As the above levels of return are not expected to be achieved, the General Partners have waived their right to receive any portion of the proceeds from the sales of property by the Partnership.

LEASES

     At December 31, 1997, the Partnership's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life. Leases with tenants range in term from one to thirty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, substantially all of the leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependant upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                 1998 . . . . . . . . . . . $ 5,695,086
                 1999 . . . . . . . . . . .   5,391,421
                 2000 . . . . . . . . . . .   4,952,935
                 2001 . . . . . . . . . . .   4,725,812
                 2002 . . . . . . . . . . .   4,542,212
                 Thereafter . . . . . . . .  14,663,482
                                            -----------
                     Total. . . . . . . . .  $39,970,948
                                            ===========

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

                    1995. . . . . . . .     $210,903
                    1996. . . . . . . .      312,727
                    1997. . . . . . . .      203,448
                                            ========

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                            1997       1996      1995      1997
                          --------   -------   -------  ------------
Property management
 and leasing fees . . . . $244,256   229,333   236,845        --
Insurance commissions . .   44,126    42,093    44,370        --
Reimbursement (at cost)
 for accounting services.   22,452     9,825    99,195      11,659
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   35,743    23,498    19,685      10,138

                                                         UNPAID AT
                                                        DECEMBER 31,
                            1997       1996      1995      1997
                          --------   -------   -------  ------------

Reimbursement (at cost)
 for legal services . . .    7,442     4,691     4,942       1,882
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses .      208     --      124,906        --
                          --------   -------   -------     -------
                          $354,227   309,440   529,943      23,679
                          ========   =======   =======     =======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property owned by the Partnership. The fees earned by such company from the Partnership for the years ended
December 31, 1997, 1996 and 1995 were approximately $32,500, $39,000 and $30,000 respectively, all of which has been paid at December 31, 1997.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions aggregated $2,075,000 as of December 31, 1997. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement as discussed above. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied to permit payment of the majority of these amounts. In addition, in 1994, an affiliate of the General Partner deferred $300,000 in leasing fees at the Riverside Square Mall pursuant to the management agreement, of which the final $33,000 was paid in February 1997.

INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for San Jose and Royal Executive as of and for the years ended December 31, 1997 and 1996 are as follows:
                                         1997            1996
                                     ------------     -----------

  Current assets. . . . . . . . .    $  5,677,624       5,535,189
  Current liabilities . . . . . .        (792,509)       (625,146)
                                     ------------     -----------
      Working capital . . . . . .       4,885,115       4,910,043
                                     ------------     -----------
  Investment property, net. . . .      30,803,149      49,157,299
  Other assets, net . . . . . . .       1,204,478       1,287,622
  Long-term debt. . . . . . . . .     (22,961,889)    (23,338,875)
  Other liabilities . . . . . . .        (181,229)       (247,868)
  Venture partners' equity. . . .      (7,038,462)    (11,400,919)
                                     ------------     -----------
      Partnership's capital . . .    $  6,711,162      20,367,302
                                     ============     ===========
  Represented by:
    Invested capital. . . . . . .    $ 77,738,617      77,738,617
    Cumulative distributions. . .     (81,831,137)    (49,501,766)
    Cumulative losses . . . . . .      10,803,682      (7,869,549)
                                     ------------     -----------
                                     $  6,711,162      20,367,302
                                     ============     ===========
  Total income. . . . . . . . . .    $ 16,288,755      16,333,533
                                     ============     ===========

                                         1997            1996
                                     ------------     -----------

  Expenses applicable to
    operating earnings. . . . . .    $  9,387,265      12,124,390
                                     ============     ===========
  Gain on disposition of
    investment property . . . . .    $ 13,905,818       2,825,220
                                     ============     ===========
  Net earnings (loss) . . . . . .    $ 20,807,308       7,034,363
                                     ============     ===========


     The total income, expenses related to operating earnings and net earnings for the above-mentioned ventures for the year ended December 31, 1995 were $15,525,621, $12,090,055 and $3,435,566, respectively.

                                                                                         SCHEDULE III
                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1997

                                                             COSTS
                                                          CAPITALIZED
                                    INITIAL COST TO      SUBSEQUENT TO     GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)       ACQUISITION          AT CLOSE OF PERIOD (B)
                                ----------------------- --------------                        -------------------------------------
                                            BUILDINGS     BUILDINGS                  BUILDINGS
                                              AND           AND                         AND
                  ENCUMBRANCE     LAND     IMPROVEMENTS  IMPROVEMENTS       LAND    IMPROVEMENTS  TOTAL (C)
                  -----------  ----------- ------------ --------------   ---------- ------------ ----------
SHOPPING CENTER:
 Hackensack,
  New Jersey. .   $34,404,478    3,796,561   30,880,649     45,465,971    3,796,561   76,346,620 80,143,181
                  ===========    =========   ==========     ==========    =========   ========== ==========


                                                                              SCHEDULE III - CONTINUED
                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                            REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1997
                                   ACCUMULATED           DATE OF      DATE        OPERATION     REAL ESTATE
                                  DEPRECIATION(D)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------
SHOPPING CENTER:
 Hackensack,
  New Jersey. . . . . . . . . . . .  $19,213,845          1977       10-19-83       5-30 years    2,314,503
                                     ===========                                                  =========

-------------

Notes:
       (A)  The initial cost to the Partnership represents the original purchase price of the properties (net of unamortized discount based upon an imputed interest rate), including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
       (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was $83,183,293.


                                                                              SCHEDULE III - CONTINUED
                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1997

(C)    Reconciliation of real estate owned:

                                                               1997             1996             1995
                                                           ------------     ------------    ------------
     Balance at beginning of period . . . . . . . . . .     $79,273,342       74,461,800      65,406,740
     Additions during period. . . . . . . . . . . . . .         869,839        4,811,542       9,055,060
     Dispositions during period . . . . . . . . . . . .           --               --              --
                                                            -----------      -----------      ----------
     Balance at end of period . . . . . . . . . . . . .     $80,143,181       79,273,342      74,461,800
                                                            ===========      ===========      ==========

(D)  Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . . .     $17,321,842       14,927,070      12,951,168
     Depreciation expense . . . . . . . . . . . . . . .       1,892,003        2,394,772       1,975,902
                                                            -----------      -----------      ----------

     Balance at end of period . . . . . . . . . . . . .     $19,213,845       17,321,842      14,927,070
                                                            ===========      ===========      ==========




                     INDEPENDENT AUDITORS' REPORT


The Partners
Royal Executive Park II:

     We have audited the financial statements of Royal Executive Park II (a general partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Executive Park II at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.






                                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------

                                                                            1997            1996
                                                                        ------------    ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .      $   842,403         439,499
  Rents and other receivables, net of allowance for
    doubtful accounts of $0 in 1997 and
    $82,032 in 1996 . . . . . . . . . . . . . . . . . . . . . . . .           15,549         557,570
                                                                         -----------     -----------

          Total current assets. . . . . . . . . . . . . . . . . . .          857,952         997,069
                                                                         -----------     -----------

Investment property held for sale or disposition. . . . . . . . . .            --         20,726,634
                                                                         -----------     -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . .            --            327,630
                                                                         -----------     -----------

                                                                         $   857,952      22,051,333
                                                                         ===========     ===========





                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1997            1996
                                                                        ------------    ------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .      $   173,172         168,640
                                                                         -----------     -----------

          Total current liabilities . . . . . . . . . . . . . . . .          173,172         168,640

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . .            --            168,269
                                                                         -----------     -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . .          173,172         336,909

Partners' capital accounts. . . . . . . . . . . . . . . . . . . . .          684,780      21,714,424
                                                                         -----------     -----------


                                                                         $   857,952      22,051,333
                                                                         ===========     ===========




















                               See accompanying notes to financial statements.

                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                           1997             1996             1995
                                                        -----------      -----------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 6,854,125        7,044,108       6,281,703
  Interest income . . . . . . . . . . . . . . . . .          29,947           51,257          61,472
  Gain on sale of investment property . . . . . . .      13,905,818            --              --
                                                        -----------      -----------     -----------

                                                         20,789,890        7,095,365       6,343,175
                                                        -----------      -----------     -----------

Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . .           --             915,666         912,943
  Property operating expenses . . . . . . . . . . .       2,913,669        3,107,719       3,041,478
  Amortization of deferred expenses . . . . . . . .          79,959           85,802         371,516
                                                        -----------      -----------     -----------

                                                          2,993,628        4,109,187       4,325,937
                                                        -----------      -----------     -----------

          Net earnings (loss) . . . . . . . . . . .     $17,796,262        2,986,178       2,017,238
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

                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                  STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





                                                           UNAFFILIATED
                                                              VENTURE           JMB-XI            TOTAL
                                                           -------------      -----------     -----------

Balance at December 31, 1994. . . . . . . . . . . . . .      $ 6,400,728       18,435,662      24,836,390

Capital contributions . . . . . . . . . . . . . . . . .          304,860            --            304,860
Cash distributions. . . . . . . . . . . . . . . . . . .            --          (3,882,121)     (3,882,121)
Net earnings (loss) . . . . . . . . . . . . . . . . . .         (147,303)       2,164,541       2,017,238
                                                             -----------      -----------     -----------

Balance at December 31, 1995. . . . . . . . . . . . . .        6,558,285       16,718,082      23,276,367

Cash distributions. . . . . . . . . . . . . . . . . . .            --          (4,548,121)     (4,548,121)
Net earnings (loss) . . . . . . . . . . . . . . . . . .           (5,524)       2,991,702       2,986,178
                                                             -----------      -----------     -----------

Balance at December 31, 1996. . . . . . . . . . . . . .        6,552,761       15,161,663      21,714,424

Cash distributions. . . . . . . . . . . . . . . . . . .       (6,496,535)     (32,329,371)    (38,825,906)
Net earnings (loss) . . . . . . . . . . . . . . . . . .          628,554       17,167,708      17,796,262
                                                             -----------      -----------     -----------

Balance at December 31, 1997. . . . . . . . . . . . . .      $   684,780            --            684,780
                                                             ===========      ===========     ===========








                               See accompanying notes to financial statements.

                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997             1996            1995
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . .     $17,796,262        2,986,178       2,017,238
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . .          --              915,666         912,943
    Amortization of deferred expenses . . . . . . .          79,959           85,802         371,516
    Gain on sale of investment property . . . . . .     (13,905,818)           --              --
  Changes in:
    Rents and other receivables . . . . . . . . . .         542,021          460,777         561,279
    Prepaid expenses. . . . . . . . . . . . . . . .           --              11,316           4,370
    Accounts payable. . . . . . . . . . . . . . . .           4,532          (87,595)       (156,596)
    Tenant security deposits. . . . . . . . . . . .        (168,269)             621           --
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          operating activities. . . . . . . . . . .       4,348,687        4,372,765       3,710,750

Cash flows from investing activities:
  Cash sale proceeds from sale of investment
    property, net of selling expenses . . . . . . .      35,445,723            --              --
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . .           --               --             98,281
  Additions to investment property. . . . . . . . .        (559,799)         (93,083)       (186,896)
  Payment of deferred expenses. . . . . . . . . . .          (5,801)           --            (65,900)
                                                        -----------      -----------     -----------
        Net cash provided by (used in)
          investing activities. . . . . . . . . . .      34,880,123          (93,083)       (154,515)
                                                        -----------      -----------     -----------





                                           ROYAL EXECUTIVE PARK II
                                           (A GENERAL PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997             1996            1995
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Capital contributed to venture. . . . . . . . . .           --               --            304,860
  Distributions to partners . . . . . . . . . . . .     (38,825,906)      (4,548,121)     (3,882,121)
                                                        -----------      -----------     -----------

        Net cash provided by (used in)
          financing activities. . . . . . . . . . .     (38,825,906)      (4,548,121)     (3,577,261)
                                                        -----------      -----------     -----------
        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . .         402,904         (268,439)        (21,026)

        Cash and cash equivalents,
          at beginning of year. . . . . . . . . . .         439,499          707,938         728,964
                                                        -----------      -----------     -----------
        Cash and cash equivalents,
          at end of year. . . . . . . . . . . . . .     $   842,403          439,499         707,938
                                                        ===========      ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $     --               --              --
                                                        ===========      ===========     ===========
  Non-cash investing and financing activity . . . .     $     --               --              --
                                                        ===========      ===========     ===========

















                               See accompanying notes to financial statements.

                        ROYAL EXECUTIVE PARK II
                        (A GENERAL PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, Royal Executive Park II venture ("Venture"), in which JMB Income Properties, Ltd.-XI ("JMB Income-XI" or "Partnership") and an unaffiliated venture are the partners.

     Royal Executive Park II held an equity investment in commercial real estate property in the City of Rye Brook, New York. Business activities consisted of rentals to a wide variety of commercial companies, and the ultimate sale or disposition of such real estate in December 1997.

     As the Royal Executive venture had determined to sell the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, had not been subject to continued depreciation. The results of operations of the property included in the accompanying financial statements were profits of $3,890,444, $2,986,178 and $2,017,238 for the years ended December 31, 1997, 1996 and 1995, respectively.

     On December 19, 1997, the Royal Executive venture sold the land and related improvements of the Royal executive Park II office complex for $36,000,000. A description of the sale of the property is contained in the Notes of the financial statements of JMB Income - XI. Such notes are incorporated herein by reference.

     The accounting policies of the Venture are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's financial statements filed with this annual report. Such notes are incorporated herein by reference.

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

TRANSACTIONS WITH AFFILIATES

     There were no fees, commissions and other expenses required to be paid by the Venture to the General Partners and their affiliates as of December 31, 1997 or for the years ended December 31, 1997, 1996 and 1995.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/San Jose Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.








                                            KPMG PEAT MARWICK LLP



Chicago, Illinois
March 25, 1998

                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                               BALANCE SHEETS

                                         DECEMBER 31, 1997 AND 1996

                                                   ASSETS
                                                   ------
                                                                            1997              1996
                                                                         -----------      -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    $ 2,783,007        2,260,010
  Rents and other receivables, net of allowance for
    doubtful accounts of $0 in 1997 and $1,648,319
    in 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,849,882        2,111,845
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         89,913           92,041
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         96,870           74,223
                                                                         -----------      -----------

          Total current assets. . . . . . . . . . . . . . . . . . . .      4,819,672        4,538,119
                                                                         -----------      -----------

Investment property held for sale or disposition. . . . . . . . . . .     30,803,149       28,430,666
                                                                         -----------      -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .      1,204,478          959,992
                                                                         -----------      -----------

                                                                         $36,827,299       33,928,777
                                                                         ===========      ===========







                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                             1997             1996
                                                                         -----------      -----------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .    $   376,986           92,988
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         79,396          199,955
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . .        162,955          163,563
                                                                         -----------      -----------

          Total current liabilities . . . . . . . . . . . . . . . . .        619,337          456,506

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .        181,229           79,599
Long-term debt, less current portion. . . . . . . . . . . . . . . . .     22,961,889       23,338,875
                                                                         -----------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     23,762,455       23,874,980

Partners' capital accounts. . . . . . . . . . . . . . . . . . . . . .     13,064,844       10,053,797
                                                                         -----------      -----------

                                                                         $36,827,299       33,928,777
                                                                         ===========      ===========
















                               See accompanying notes to financial statements.

                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           1997             1996            1995
                                                        -----------      -----------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 9,249,115        9,125,251       9,071,667
  Interest income . . . . . . . . . . . . . . . . .         155,568          112,917         110,779
  Gain on sale of investment property . . . . . . .           --           2,825,220           --
                                                        -----------      -----------     -----------

                                                          9,404,683       12,063,388       9,182,446
                                                        -----------      -----------     -----------

Expenses:
  Mortgage and other interest . . . . . . . . . . .       1,958,848        1,965,892       2,202,191
  Depreciation. . . . . . . . . . . . . . . . . . .           --           1,044,296       1,114,143
  Property operating expenses . . . . . . . . . . .       4,160,963        4,728,651       4,237,476
  Amortization of deferred expenses . . . . . . . .         273,825          276,364         210,308
                                                        -----------      -----------     -----------

                                                          6,393,636        8,015,203       7,764,118
                                                        -----------      -----------     -----------

          Net earnings. . . . . . . . . . . . . . .     $ 3,011,047        4,048,185       1,418,328
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

                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                  STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                      AFFILIATED
                                                  JMB-XI                PARTNER                  TOTAL
                                               -----------            -----------            -----------
Balance at December 31, 1994. . . .            $ 6,076,945              5,719,465             11,796,410

Capital contributions . . . . . . .              1,233,436              1,233,437              2,466,873
Cash distributions. . . . . . . . .             (1,250,000)            (1,250,000)            (2,500,000)
Net earnings. . . . . . . . . . . .                709,165                709,164              1,418,329
                                               -----------            -----------            -----------

Balance at December 31, 1995. . . .              6,769,546              6,412,066             13,181,612

Cash distributions. . . . . . . . .             (3,588,000)            (3,588,000)            (7,176,000)
Net earnings. . . . . . . . . . . .              2,024,093              2,024,092              4,048,185
                                               -----------            -----------            -----------

Balance at December 31, 1996. . . .              5,205,639              4,848,158             10,053,797

Net earnings. . . . . . . . . . . .              1,505,523              1,505,524              3,011,047
                                               -----------            -----------            -----------
Balance at December 31, 1997. . . .            $ 6,711,162              6,353,682             13,064,844
                                               ===========            ===========            ===========













                               See accompanying notes to financial statements.

                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997            1996            1995
                                                       ------------      -----------     -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . .    $  3,011,047        4,048,185       1,418,328
  Items not requiring (providing) cash:
    Depreciation. . . . . . . . . . . . . . . . . .           --           1,044,296       1,114,143
    Amortization of deferred expenses . . . . . . .         273,825          276,364         210,308
    Gain on sale of investment property . . . . . .           --          (2,825,220)          --
  Changes in:
    Rents and other receivables . . . . . . . . . .         261,963          398,749         (19,820)
    Prepaid expenses. . . . . . . . . . . . . . . .           2,128          (20,632)          --
    Escrow deposits . . . . . . . . . . . . . . . .         (22,647)         232,577        (268,535)
    Accounts payable. . . . . . . . . . . . . . . .        (120,559)         134,662        (323,557)
    Accrued interest payable. . . . . . . . . . . .            (608)            (562)        (32,398)
    Tenant security deposits. . . . . . . . . . . .         101,630           30,729         (23,223)
                                                        -----------      -----------     -----------

        Net cash provided by (used in)
          operating activities. . . . . . . . . . .       3,506,779        3,319,148       2,075,246
                                                        -----------      -----------     -----------

Cash flows from investing activities:
  Additions to investment property. . . . . . . . .      (2,372,483)      (1,485,395)       (156,254)
  Payment of deferred expenses. . . . . . . . . . .        (518,311)        (402,481)       (218,059)
  Proceeds from sale of investment property . . . .           --           5,824,041           --
                                                        -----------      -----------     -----------

        Net cash provided by (used in)
          investing activities. . . . . . . . . . .      (2,890,794)       3,936,165        (374,313)
                                                        -----------      -----------     -----------














                                           JMB/SAN JOSE ASSOCIATES
                                           (A GENERAL PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                            1997            1996            1995
                                                        -----------      -----------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .         (92,988)         (85,989)       (374,973)
  Paydowns on long-term debt. . . . . . . . . . . .           --               --         (2,418,722)
  Capital contributed to venture. . . . . . . . . .           --               --          2,466,873
  Distributions to partners . . . . . . . . . . . .           --          (7,176,000)     (2,500,000)
                                                        -----------      -----------     -----------

        Net cash provided by (used in) financing
          activities. . . . . . . . . . . . . . . .         (92,988)      (7,261,989)     (2,799,822)
                                                        -----------      -----------     -----------

        Net increase (decrease) increase
          in cash and cash equivalents. . . . . . .         522,997           (6,676)     (1,098,889)
                                                        -----------      -----------     -----------

        Cash and cash equivalents,
          beginning of year . . . . . . . . . . . .       2,260,010        2,266,686       3,365,575
                                                        -----------      -----------     -----------
        Cash and cash equivalents,
          end of year . . . . . . . . . . . . . . .     $ 2,783,007        2,260,010       2,266,686
                                                        ===========      ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . .     $ 1,959,456        1,966,455       2,234,589
  Non-cash investing and financing activities:
    Cash sale proceeds, net of selling expenses . .     $     --           5,824,041           --
    Reduction in investment property, net . . . . .           --          (2,966,325)          --
    Reduction in other assets and liabilities . . .           --             (32,496)          --
                                                        -----------      -----------     -----------
          Gain recognized on sale of property . . .     $     --           2,825,220           --
                                                        ===========      ===========     ===========








                               See accompanying notes to financial statements.

                        JMB/SAN JOSE ASSOCIATES
                        (A GENERAL PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

     As San Jose had determined to sell the complex, all portions of the office complex have been classified as held for sale or disposition as of or during the period ended December 31, 1996. Therefore, the complex is not subject to continued depreciation. Certain portions of the office complex were sold during 1996. The results of operations of the complex included in the accompanying financial statements were earnings of $2,855,479, $1,110,048 and $1,307,549 for the years ended December 31,
1997, 1996 and 1995, respectively.

     On February 24, 1998, San Jose sold the land and related improvements of the remaining assets of the Park Center Financial Plaza office complex for $76,195,000. San Jose received approximately $49,400,000 of net sale proceeds at closing (after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,300,000, loan prepayment premiums of approximately $2,422,000 and closing costs), of which the Partnership's share was approximately $24,700,000. A description of the sale of the property is contained in the Notes of the financial statements of JMB Income - XI. Such notes are incorporated herein by reference.

     The Partnership uses the allowance method of accounting for doubtful accounts. Provisions for uncollectible tenant receivables in the amounts of $0, $588,052 and $783,417 were recorded in 1997, 1996 and 1995, respectively.  Bad debt expense is included in Property Operating Expenses.

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

LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1997 and
1996:
                                        1997          1996
                                     ----------    ----------
7.85% mortgage note; secured by
 the 170 Almaden Building in
 San Jose, California; principal
 and interest payments of $13,537
 are due monthly through
 September 2003 when the remaining
 principal of approximately
 $169,000 is due. . . . . . . . .    $  838,875       931,863

8.4% mortgage note; secured by the
 150 Almaden and 185 Park Avenue
 buildings, and certain related
 parking improvements in San Jose,
 California; interest only payments
 of $157,500 are due monthly through
 December 1997; principal and
 interests payments of $179,663 are
 due monthly through November 2001
 when the entire principal of approx-
 imately $21,421,000 is due . . .    22,500,000    22,500,000
                                    -----------    ----------
        Total debt. . . . . . . .    23,338,875    23,431,863
        Less current portion
         of long-term debt. . . .       376,986        92,988
                                    -----------    ----------
        Total long-term debt. . .   $22,961,889    23,338,875
                                    ===========    ==========

     Five year maturities of long-term debt are as follows:

                    1998. . . . . . . . . .     $   376,986
                    1999. . . . . . . . . .         409,305
                    2000. . . . . . . . . .         444,398
                    2001. . . . . . . . . .      21,723,357
                    2002. . . . . . . . . .         137,509
                                                ===========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by San Jose to the General Partners and their affiliates as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                            UNPAID AT
                                                           DECEMBER 31,
                            1997       1996       1995        1997
                          --------   --------   --------   ------------
Property management
  and leasing fees. .     $ 65,012     77,870     60,000        --
Insurance commissions       23,530     25,768     30,140        --
                          --------    -------    -------      ------
                          $ 88,542    103,638     90,140        --
                          ========    =======    =======      ======

                                                                                                               SCHEDULE III
                                                       JMB/SAN JOSE ASSOCIATES
                                                       (A GENERAL PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997





                                    INITIAL COST TO                                   GROSS AMOUNT AT WHICH CARRIED
                                    PARTNERSHIP (A)                COSTS                AT CLOSE OF PERIOD (B)
                             ------------------------------     CAPITALIZED    ------------------------------------------
                                                BUILDINGS      SUBSEQUENT TO                    BUILDINGS
                                                  AND           ACQUISITION                        AND
                 ENCUMBRANCE      LAND         IMPROVEMENTS       (C) (D)           LAND       IMPROVEMENTS     TOTAL (E)
                 -----------    -----------    ------------   --------------     ----------    ------------    ----------

OFFICE BLDS:
 San Jose,
   California    $23,338,875     21,078,745      62,309,815     (19,621,073)      5,867,750      42,688,742    48,556,492
                 ===========     ==========      ==========     ===========      ==========      ==========   ===========
























                                                                                                      SCHEDULE III - CONTINUED
                                                       JMB/SAN JOSE ASSOCIATES
                                                       (A GENERAL PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997

                                                                                  LIFE ON WHICH
                                                                                  DEPRECIATION
                                                                                   IN LATEST
                                                                                  STATEMENT OF          1997
                              ACCUMULATED              DATE OF        DATE         OPERATIONS       REAL ESTATE
                             DEPRECIATION(F)        CONSTRUCTION    ACQUIRED      IS COMPUTED          TAXES
                            ----------------        ------------   ----------   ---------------     -----------
OFFICE BUILDINGS:
 San Jose,                                                            6/20/85
   California . . . . . . .      $17,753,343            1970       and 5/2/86        5-30 years         528,193
                                 ===========                                                            =======

--------------

Notes:
     (A)  The initial cost to San Jose represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

     (B)  The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was approximately
$89,267,717.

     (C)  Through December 31, 1997, San Jose has recorded provisions for value impairment totaling $45,811,547.

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













                                                                                                      SCHEDULE III - CONTINUED
                                                       JMB/SAN JOSE ASSOCIATES
                                                       (A GENERAL PARTNERSHIP)

                                              REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                          DECEMBER 31, 1997

(E)   Reconciliation of real estate owned:

                                                             1997                1996                 1995
                                                         ------------        ------------        ------------
     Balance at beginning of period . . . . . . . . .     $46,184,009          49,530,107          49,373,853
     Additions during period. . . . . . . . . . . . .       2,372,483           1,485,395             156,254
      Sales of investment property. . . . . . . . . .           --             (4,831,493)              --
                                                          -----------         -----------         -----------

     Balance at end of period . . . . . . . . . . . .     $48,556,492          46,184,009          49,530,107
                                                          ===========         ===========         ===========

(F)   Reconciliation of accumulated depreciation:

     Balance at beginning of period . . . . . . . . .     $17,753,343          18,574,214          17,460,071
      Sales of investment property. . . . . . . . . .           --             (1,865,167)              --
     Depreciation expense . . . . . . . . . . . . . .           --              1,044,296           1,114,143
                                                          -----------         -----------         -----------

     Balance at end of period . . . . . . . . . . . .     $17,753,343          17,753,343          18,574,214
                                                          ===========         ===========         ===========

















ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1996 and 1997.



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

The limited partners of Income Associates-XI, L.P. are generally officers, directors and affiliates of JMB or its affiliates. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partner-ships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1997, 1996 and 1995, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership for 1996 for the Riverside Square Mall in Hackensack, New Jersey at a fee not to exceed 4% of the fixed and percentage rent of property, plus leasing commissions. In 1997, such affiliates earned property management and leasing fees amounting to $244,256 which was paid as of December 31, 1997. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1997 aggregating $44,126 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership and its venture. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partners of the Partnership may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, an affiliate of the General Partners earned reimbursement for such expenses in the amount of $65,845 of which $23,679 was unpaid at December 31, 1997.

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

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                        NAME OF                            AMOUNT AND NATURE
                        BENEFICIAL                         OF BENEFICIAL                       PERCENT
TITLE OF CLASS          OWNER                              OWNERSHIP                           OF CLASS
--------------          ----------                         -----------------                   --------
Limited Partnership     JMB Realty Corporation             5 Interests (1)                     Less than 1%
Interests and Assignee
Interests Therein                                          indirectly

Limited Partnership     Managing General                   5 Interests (1)                     Less than 1%
Interests and Assignee  Partner, its                       indirectly
Interests Therein       officers and
                        directors and
                        the Associate
                        General Partner
                        as a group

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

                  10-E. Purchase - Sale Agreement with exhibits dated December 5, 1997 relating to the sale by the Partnership, through its joint venture, of the Royal Executive Park office complex in Rye Brook, New York between Royal Executive Park I, Royal Executive Park II, Royal Executive III and Reckson Operating Partnership, L.P. are filed herewith.

                  10-F. First Amendment to the Purchase - Sale Agreement dated February 10, 1998 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are filed herewith.

                  10-G. Purchase - Sale Agreement with exhibits dated December 3, 1997 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are filed herewith.

                  21.   List of Subsidiaries

                  24.   Powers of Attorney

                  27.   Financial Data Schedule

                  --------------

        (b) No reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

     No annual report or proxy material for the year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB INCOME PROPERTIES, LTD. - XI

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 25, 1998

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 25, 1998

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 25, 1998

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 25, 1998


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 25, 1998

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 25, 1998

                By:     STUART C. NATHAN*
                        Stuart C. Nathan, Executive Vice President
                          and Director
                Date:   March 25, 1998


                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 25, 1998

                   JMB INCOME PROPERTIES, LTD. - XI

                             EXHIBIT INDEX


                                                 DOCUMENT
                                               INCORPORATED
                                               BY REFERENCE       Page
                                               ------------       ----


3-A.       Certain pages of the Prospectus
           dated July 11, 1984                          Yes         --

3-B.       Amended and Restated Agreement
           of Limited Partnership                       Yes         --

4-A.       Mortgage loan agreement
           related to Riverside Square                  Yes         --

4-B.       Mortgage loan agreement
           related to Park Center
           Financial Center                             Yes         --

4-C.       Mortgage loan agreement
           related to Park Center Plaza                 Yes         --

10-A.      Acquisition documents
           related to Riverside Square                  Yes         --

10-B.      Acquisition documents
           related to Park Center Plaza                 Yes         --

10-C.      Disposition documents related
           to Bank of Delaware                          Yes         --

10-D.      Request for Full Reconveyance
           related to San Jose                          Yes         --

10-E.      Purchase and Sale Agreement related to
           the Royal Executive Park office complex       No         --

10-F.      First Amendment to the Purchase
           and Sale Agreement related
           to San Jose                                   No         --

10-G.      Purchase and Sale Agreement with
           exhibits related to San Jose                  No         --

21.        List of Subsidiaries                          No

24.        Powers of Attorney                            No

27.        Financial Data Schedule                       No