Form 10-Q
period 1998-03-31
JMB INCOME PROPERTIES LTD XI
filed 1998-05-15
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                               Commission file #0-15966




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    12




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    15

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                    MARCH 31, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              MARCH 31,     DECEMBER 31,
                                                                                1998           1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 11,722,344     42,298,264
  Rents and other receivables, net of allowance for doubtful
    accounts of $142,393 in 1998 and $210,024 in 1997 . . . . . . . . .        2,166,309      2,552,231
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           35,932         88,948
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,265,716      1,171,271
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       15,190,301     46,110,714
                                                                            ------------   ------------

  Property held for sale or disposition . . . . . . . . . . . . . . . .       60,940,084     60,929,336

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .       26,581,215      6,711,162
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,717,706      4,830,813
                                                                            ------------   ------------

                                                                            $107,429,306    118,582,025
                                                                            ============   ============






                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    596,554        584,273
  Accounts payable and other current liabilities. . . . . . . . . . . .          342,409        782,274
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          242,517        243,502
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .        1,181,480      1,610,049
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           86,883         88,133
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       33,666,380     33,820,205
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       34,934,743     35,518,387

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        6,033,433      5,794,671
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                                (596,996)      (835,758)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       69,701,651     49,295,508
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (153,103,330)  (121,889,350)
                                                                            ------------   ------------
                                                                              73,091,559     83,899,396
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       72,494,563     83,063,638
                                                                            ------------   ------------
                                                                            $107,429,306    118,582,025
                                                                            ============   ============




                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)


                                                                                 1998             1997
                                                                             ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 3,136,176       3,364,523
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       391,329         164,922
                                                                              -----------      ----------
                                                                                3,527,505       3,529,445
                                                                              -----------      ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .       716,228         727,608
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            629,128
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .     1,696,470       1,937,538
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .        96,432          57,166
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       113,107         115,286
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       130,416         102,041
                                                                              -----------      ----------
                                                                                2,752,653       3,568,767
                                                                              -----------      ----------

                                                                                  774,852         (39,322)
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . . . .       302,241       1,692,175
Partnership's share of gain on sale
  of investment properties
  of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . . . .    20,826,930           --
                                                                              -----------      ----------

        Earnings (loss) before Partnership's share of
          extraordinary item from unconsolidated venture. . . . . . . . . .    21,904,023       1,652,853

Partnership's share of extraordinary
  item from unconsolidated venture. . . . . . . . . . . . . . . . . . . . .    (1,259,118)          --
                                                                              -----------      ----------

        Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . .   $20,644,905       1,652,853
                                                                              ===========      ==========





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------

        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale of
            investment properties and Partnership's
            share of extraordinary item from
            unconsolidated venture. . . . . . . . . . . . . . . . . . . . .  $       5.96            9.15
          Partnership's share of gain
            on sale of investment properties
            of unconsolidated venture . . . . . . . . . . . . . . . . . . .        118.90           --
          Partnership's share of extraordinary
            item from unconsolidated venture. . . . . . . . . . . . . . . .          7.19           --
                                                                              -----------      ----------

              Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .   $    132.05            9.15
                                                                              ===========      ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    180.00           --
                                                                              ===========      ==========


















                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 (UNAUDITED)
                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $20,644,905       1,652,853
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --            629,128
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       113,107         115,286
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .      (302,241)     (1,084,175)
    Partnership's share of gain on sale of investment properties
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .   (20,826,930)          --
    Partnership's share of extraordinary item from unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,259,118           --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       385,922         (48,610)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        53,016          51,574
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (94,445)       (145,421)
    Accounts payable and other current liabilities. . . . . . . . . . . . .      (439,865)       (571,535)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .          (985)           (543)
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (1,250)        (16,542)
                                                                             ------------     -----------

        Net cash provided by (used in) operating activities . . . . . . . .       790,352         582,015
                                                                             ------------     -----------

Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (10,748)        (16,990)
                                                                             ------------     -----------

        Net cash provided by (used in) investing activities . . . . . . . .       (10,748)        (16,990)
                                                                             ------------     -----------





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (141,544)       (130,241)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (31,213,980)          --
                                                                             ------------     -----------

        Net cash provided by (used in) financing activities . . . . . . . .   (31,355,524)       (130,241)
                                                                             ------------     -----------

        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   (30,575,920)        434,784

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    42,298,264      11,548,195
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 11,722,344      11,982,979
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    717,213         728,151
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
















                               See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of March 31, 1998, the Partnership has committed to a plan to sell or dispose of Riverside Square Mall, its last remaining investment property. Accordingly, the property has been classified as held for sale or disposition in the accompanying financial statements as of March 31, 1998. The results of operations for this property and for properties sold or disposed of in the past two years were $628,521 and $4,919, respectively, for the three months ended March 31, 1998 and 1997. In addition, the accompanying financial statements include $302,241 and $1,692,175, respectively of the Partnership's share of total property operations of $604,482 and $2,032,251 for the three months ended March 31, 1998 and 1997 of unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                          March 31,
                                    1998        1997        1998
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .     $67,049      62,145         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site and
 other costs for the Partner-
 ship and its investment
 properties . . . . . . . . .      16,461      12,463         6,993
                                  -------      ------        ------
                                  $83,510      74,608         6,993
                                  =======      ======        ======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property that was owned by the Partnership. The fees earned by such company from the Partnership for the three months ended March 31, 1998 and 1997 were approximately $5,400 and $6,800, respectively, all of which has been paid at March 31, 1998. As such property has been sold, no further fees are expected to be paid by the Partnership to such company.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $2,075,000 as of March 31, 1998. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts.

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

     SAN JOSE

     On February 24, 1998, San Jose sold the land, buildings, related improvements and personal property of the remaining assets of the Park Center Financial Plaza office complex to an unaffiliated third party for a sale price of $76,195,000 (before selling costs and prorations). San Jose received approximately $49,537,000 of net sale proceeds at closing (of which the Partnership's share was approximately $24,768,500), after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,281,000, loan prepayment premiums of approximately $2,422,000 and closing costs. The sale resulted in a gain in 1998 of approximately $41,654,000 and $22,600,000 for financial reporting and Federal income tax purposes, respectively, of which approximately $20,827,000 and $11,300,000 of gain was allocated to the Partnership, respectively. The gain for financial reporting purposes includes the effects of previously recorded provisions for value impairment for all buildings in the complex of approximately $24,600,000, of which the Partnership's share was approximately $12,300,000. In connection with the sale, San Jose recorded in 1998 an extraordinary loss for financial reporting purposes totaling approximately $2,518,000 as a result of loan prepayment premiums of approximately $2,422,000 and the write-off of the deferred mortgage balance of approximately $96,000, of which the Partnership's share is approximately

$1,211,000 and $48,000, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, San Jose agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, San Jose and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,500,000 in the aggregate, of which the Partnership's share is limited to $1,250,000.

     RIVERSIDE SQUARE MALL

     Occupancy at the portion of the mall owned by the Partnership decreased from 93% to 90% during the quarter. The Partnership is continuing to remerchandise the mall and has budgeted in 1998 approximately $2,900,000 for tenant improvements and capital expenditures.

     The Partnership has reached an agreement in principle with a theatre operator to open a multiscreen theatre complex at the mall. This expansion would add approximately 20,000 square feet of space and would include new restaurants. The Partnership intends to fund the estimated cost of approximately $7.6 million for the expansion from its working capital reserves. This expansion, including the theatre lease, is subject to many contingencies, including final documentation, and as such there can be no assurance that this expansion will be completed on these or any other terms. The Partnership has recently begun marketing the property for sale.

However, there can be no assurance that a sale will be consummated.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond such date.

     ROYAL EXECUTIVE PARK II

     On December 19, 1997, the Royal Executive venture sold the land, buildings, related improvements and personal property of the Royal Executive Park office complex to an unaffiliated third party for a sale price of $36,000,000 (before selling expenses and prorations). The sale resulted in a gain in 1997 of $13,905,818 (due to the provision for value impairment recorded in 1994, of $25,378,894) and $18,927,388 for financial reporting and Federal income tax purposes, respectively, of which $13,349,139 and $10,701,810 of gain was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the joint venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, the joint venture and the Partnership may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,000,000 in the aggregate, of which the Partnership's share is limited to approximately $444,000.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates and Royal Executive Park II for the three months ended March 31, 1998 and 1997 is as follows:

                                            1998           1997
                                        -----------     ----------
     Total income . . . . . . . . . . . $ 1,887,310      3,948,586
                                        ===========     ==========
     Operating income . . . . . . . . . $   604,482      2,032,251
                                        ===========     ==========
     Net earnings to the Partnership. . $   302,241      1,692,175
                                        ===========     ==========

                                            1998           1997
                                        -----------     ----------
     Partnership's share of
       gain on sale . . . . . . . . . . $20,826,930          --
                                        ===========     ==========
     Partnership's share of
       extraordinary item . . . . . . . $(1,259,118)         --
                                        ===========     ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.


PART I.  FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

     During 1996, 1997 and early 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $130 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 6.54% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The Partnership has been notified that an unaffiliated third party intends to commence an offer for up to 6,392 Interests (approximately 3.69% of the outstanding Interests) for $280 per Interest. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     At March 31, 1998, the Partnership had cash and cash equivalents of approximately $11,722,000. Such remaining funds may be utilized for distributions to partners, potential obligations related to representations and warranties given pursuant to the sales of investment properties in 1997 and 1998 as more fully described in the Notes, and for working capital requirements including operating deficits, costs of re-leasing vacant space, and certain capital improvements at the Riverside Square Mall. Additionally, funds may be utilized to fund a potential theatre expansion at the Riverside Square Mall investment property, as more fully discussed in the Notes. As of March 31, 1998, there was approximately $52,738,000 (of which the Partnership's share was approximately $26,369,000) of undistributed cash at the Partnership's unconsolidated venture which consisted of cash generated from operations and sale proceeds related to the sale of the remaining assets of the Park Center Financial Plaza office complex in February 1998 as more fully described in the Notes.

     Effective in 1998, the Partnership changed from a semi-annual distribution of cash flow from operations of $6 per Interest to an annual distribution of $4 per Interest as a result of (a) the Partnership's reduction in cash flow from operations after the sales of the Royal Executive Park II office complex in December 1997 and the Park Center Financial Plaza office complex in February 1998 and (b) the need to reserve funds necessary for the potential theatre/restaurant expansion at the Riverside Square Mall. The operating distribution of $4 per Interest is expected to be made in May 1998 and no further distributions of cash flow from operations are anticipated to be made for 1998. In addition, the Partnership expects to make a distribution of sale proceeds of $140 per Interest in May 1998 related to the sale in 1998 of the Park Center Financial Plaza investment property as more fully described in the Notes.

     After reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in rents and other receivables as of March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of rentals at the Riverside Square Mall investment property.

     The increase in investment in unconsolidated ventures, at equity at March 31, 1998 as compared to December 31, 1997 is primarily due to undistributed proceeds of approximately $49,537,000, of which the Partnership's share is approximately $24,768,500, related to the sale in 1998 of the Park Center Financial Plaza investment property.

     The decrease in accounts payable and other current liabilities as of March 31, 1998 as compared to December 31, 1997 is primarily due to a decrease in unearned rents due to the prepayment of approximately $440,000 of rental income by tenants in 1997 at the Riverside Square Mall investment property.

     The increase in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the temporary investment of proceeds related to the 1997 sale of the Royal Executive Park II office complex, which were subsequently distributed to the Limited Partners in February 1998.

     The decrease in depreciation expense for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the Riverside Square Mall investment property being identified as held for sale or disposition as of September 30, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to a decrease in advertising expense due to the timing of promotional campaigns and also to a decrease in snow removal and certain maintenance and repair projects at the Riverside Square Mall investment property.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to the sales of the Royal Executive Park II office complex and Park Center Financial Plaza office complex in December 1997 and February 1998, respectively.

     The Partnership's share of gain on sale of investment properties of unconsolidated venture of $20,826,930 in 1998, is due to the gain recognized on the sale of the remaining assets of the Park Center Financial Plaza investment property in February 1998.

     The Partnership's share of extraordinary loss from unconsolidated venture of $1,259,118 in 1998 comprises loan prepayment premiums of $1,211,062 and the write-off of the deferred mortgage balance of $48,056 resulting from the sale of the Park Center Financial Plaza investment property in February 1998.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1998.

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Park Center Financial Plaza
    San Jose, California. . . . .    86%       87%        87%       90%     N/A

2. Riverside Square Mall
    Hackensack, New Jersey. . . .    92%       92%        93%       93%     90%


     An "N/A" indicates that the property was sold and not owned by the Partnership at the end of the quarter.


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

                10-C.   Purchase - Sale Agreement with exhibits dated
December 5, 1997 relating to the sale by the Partnership, through its joint venture, of the Royal Executive Park office complex in Rye Brook, New York between Royal Executive Park I, Royal Executive Park II, Royal Executive III and Reckson Operating Partnership, L.P. are hereby incorporated herein by reference to the Partnership's Report on Form 10-K for December 31, 1997 (File No. 0-15966) dated March 25, 1998.

                10-D.   First Amendment to the Purchase - Sale Agreement
dated February 10, 1998 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are hereby incorporated herein by reference to the Partnership's Report on Form 10-K for December 31, 1997 (File No. 0-15966) dated March 25, 1998.

                10-E.   Purchase - Sale Agreement with exhibits dated
December 3, 1997 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are hereby incorporated herein by reference to the Partnership's Report on Form 10-K for December 31, 1997 (File No. 0-15966) dated March 25, 1998.

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


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  May 13, 1998