Form 10-Q
period 1998-06-30
JMB INCOME PROPERTIES LTD XI
filed 1998-08-14
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                                Commission file #0-15966




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    13




PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    16

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                     JUNE 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                                1998           1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 11,963,360     42,298,264
  Rents and other receivables, net of allowance for doubtful
    accounts of $125,292 in 1998 and $210,024 in 1997 . . . . . . . . .        2,212,960      2,552,231
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           14,563         88,948
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,938,866      1,171,271
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       16,129,749     46,110,714
                                                                            ------------   ------------

  Property held for sale or disposition . . . . . . . . . . . . . . . .       61,135,106     60,929,336

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        1,823,411      6,711,162
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,609,398      4,830,813
                                                                            ------------   ------------

                                                                            $ 83,697,664    118,582,025
                                                                            ============   ============






                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                             JUNE 30,       DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 34,118,417        584,273
  Accounts payable and other current liabilities. . . . . . . . . . . .          151,891        782,274
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          241,511        243,502
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          689,206          --
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .       35,201,025      1,610,049
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           84,500         88,133
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .            --        33,820,205
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       35,285,525     35,518,387

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        6,068,983      5,794,671
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                                (561,446)      (835,758)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       70,554,861     49,295,508
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (178,074,514)  (121,889,350)
                                                                            ------------   ------------
                                                                              48,973,585     83,899,396
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       48,412,139     83,063,638
                                                                            ------------   ------------
                                                                            $ 83,697,664    118,582,025
                                                                            ============   ============



                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,128,417     3,323,967     6,264,593     6,688,490
  Interest income . . . . . . . . . . . . . . . .      226,717       159,934       618,046       324,856
                                                   -----------    ----------    ----------    ----------
                                                     3,355,134     3,483,901     6,882,639     7,013,346
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      713,232       724,488     1,429,460     1,452,096
  Depreciation. . . . . . . . . . . . . . . . . .        --          631,194         --        1,260,322
  Property operating expenses . . . . . . . . . .    1,772,097     1,836,945     3,468,567     3,774,483
  Professional services . . . . . . . . . . . . .        8,164        55,662       104,596       112,828
  Amortization of deferred expenses . . . . . . .      113,262       115,286       226,369       230,572
  General and administrative. . . . . . . . . . .      101,815       153,808       232,231       255,849
                                                   -----------    ----------    ----------    ----------
                                                     2,708,570     3,517,383     5,461,223     7,086,150
                                                   -----------    ----------    ----------    ----------

                                                       646,564       (33,482)    1,421,416       (72,804)
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .      242,196     1,165,854       544,437     2,858,029
Partnership's share of gain on sale
  of investment properties
  of unconsolidated venture . . . . . . . . . . .        --            --       20,826,930         --
                                                   -----------    ----------    ----------    ----------
        Earnings (loss) before Partnership's
          share of extraordinary item
          from unconsolidated venture . . . . . .      888,760     1,132,372    22,792,783     2,785,225

Partnership's share of extraordinary
  item from unconsolidated venture. . . . . . . .        --            --       (1,259,118)        --
                                                   -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $   888,760     1,132,372    21,533,665     2,785,225
                                                   ===========    ==========    ==========    ==========




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------

        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale of
            investment properties and Partnership's
            share of extraordinary item from
            unconsolidated venture. . . . . . . . $       4.92          6.27         10.88         15.42
          Partnership's share of gain
            on sale of investment properties
            of unconsolidated venture . . . . . .        --            --           118.90         --
          Partnership's share of extraordinary
            item from unconsolidated venture. . .        --            --            (7.19)        --
                                                   -----------    ----------    ----------    ----------

              Net earnings (loss) . . . . . . . .  $      4.92          6.27        122.59         15.42
                                                   ===========    ==========    ==========    ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $    144.00          6.00        324.00          6.00
                                                   ===========    ==========    ==========    ==========















                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 (UNAUDITED)
                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 21,533,665       2,785,225
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          1,260,322
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       226,369         230,572
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .      (544,437)     (1,207,029)
    Partnership's share of gain on sale of investment properties
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .   (20,826,930)          --
    Partnership's share of extraordinary item from unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,259,118           --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       339,271        (130,427)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        74,385          91,506
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (767,595)       (227,807)
    Accounts payable and other current liabilities. . . . . . . . . . . . .      (630,383)       (453,776)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        (1,991)         (1,832)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       689,206           --
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (3,633)        (22,797)
                                                                             ------------     -----------

        Net cash provided by (used in) operating activities . . . . . . . .     1,347,045       2,323,957
                                                                             ------------     -----------

Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (205,770)       (187,522)
  Partnership's distributions from unconsolidated venture . . . . . . . . .    25,000,000           --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (4,954)          --
                                                                             ------------     -----------

        Net cash provided by (used in) investing activities . . . . . . . .    24,789,276        (187,522)
                                                                             ------------     -----------





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (286,061)       (263,220)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (56,185,164)     (1,040,466)
                                                                             ------------     -----------

        Net cash provided by (used in) financing activities . . . . . . . .   (56,471,225)     (1,303,686)
                                                                             ------------     -----------

        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   (30,334,904)        832,749

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    42,298,264      11,548,195
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 11,963,360      12,380,944
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,431,451       1,453,928
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
















                               See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of June 30, 1998, the Partnership has committed to a plan to sell or dispose of Riverside Square Mall, its last remaining investment property. Accordingly, the property has been classified as held for sale or disposition in the accompanying financial statements as of June 30, 1998. The results of operations for this property and for properties sold or disposed of in the past two years were $1,181,832 and $42,091, respectively, for the six months ended June 30, 1998 and 1997. In addition, the accompanying financial statements include $544,437 and $2,858,029, respectively of the Partnership's share of total property operations of $1,088,874 and $3,637,020 for the six months ended June 30, 1998 and 1997 of unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                            Unpaid at
                                                            June 30,
                                   1998         1997          1998
                                 --------     -------       ---------
Property management
 and leasing fees . . . . . .    $144,027     120,565          --
Insurance commissions . . . .      34,300      39,807          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site and
 other costs for the Partner-
 ship and its investment
 properties . . . . . . . . .      32,922      24,926         6,586
                                 --------     -------        ------
                                 $211,249     185,298         6,586
                                 ========     =======        ======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property that was owned by a venture in which the Partnership owns an interest. The fees earned by such company from such venture attributable to the Partnership for the six months ended June 30, 1998 and 1997 were approximately $5,400 and $15,037, respectively, all of which has been paid at June 30, 1998. As such property has been sold, no further fees are expected to be paid by such venture to such company.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $2,152,000 as of June 30, 1998. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts.

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

     SAN JOSE

     On February 24, 1998, San Jose sold the land, buildings, related improvements and personal property of the remaining assets of the Park Center Financial Plaza office complex to an unaffiliated third party for a sale price of $76,195,000 (before selling costs and prorations). San Jose received approximately $49,537,000 of net sale proceeds at closing (of which the Partnership's share was approximately $24,768,500), after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,281,000, loan prepayment premiums of approximately $2,422,000 and closing costs. The sale resulted in a gain in 1998 of approximately $41,654,000 and $22,600,000 for financial reporting and Federal income tax purposes, respectively, of which approximately $20,827,000 and $11,300,000 of gain was allocated to the Partnership, respectively. The gain for financial reporting purposes includes the effects of previously recorded provisions for value impairment for all buildings in the complex of approximately $24,600,000, of which the Partnership's share was approximately $12,300,000. In connection with the sale, San Jose recorded in 1998 an extraordinary loss for financial reporting purposes totaling approximately $2,518,000 as a result of loan prepayment premiums of approximately $2,422,000 and the write-off of the deferred mortgage balance of approximately $96,000, of which the Partnership's share is approximately

$1,211,000 and $48,000, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, San Jose agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, San Jose may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,500,000 in the aggregate, of which the Partnership's share is limited to $1,250,000.

     RIVERSIDE SQUARE MALL

     Occupancy at the portion of the mall owned by the Partnership remained at 90% during the quarter. The Partnership is continuing to remerchandise the mall and has currently budgeted in 1998 approximately $2,300,000 for tenant improvements and capital expenditures.

     The Partnership has reached an agreement in principle with a theatre operator to open a multiscreen theatre complex at the mall. This expansion would add approximately 20,000 square feet of space and would include new restaurants. The Partnership intends to fund the estimated cost of approximately $7.6 million for the expansion from its working capital reserves. This expansion, including the theatre lease, is subject to many contingencies, including final documentation, and as such there can be no assurance that this expansion will be completed on these or any other terms. The Partnership is actively marketing the property for sale. However, there can be no assurance that a sale will be consummated.

     The mortgage loan on the property provides for rate adjustments every four years, beginning November 1, 1998. In addition, the loan allows the Partnership to prepay the loan without penalty for a 60 day period every four years starting October 1, 1998. On May 1, 1998, in accordance with the loan documents, the lender notified the Partnership of the rate adjustment effective November 1, 1998. Given that the Partnership is actively marketing the property for sale and that the prepayment penalty would be substantial if the property were sold outside of the 60 day window provided in the loan documents, the Partnership elected not to accept the lender's rate adjustment. The election accelerated the maturity date of the loan to December 1, 1998, from December 1, 2006. The Partnership is currently pursuing alternative financing on a short-term basis, with no prepayment penalty, to replace the current loan. There can be no assurance that such financing will be available on these or any other terms. In the event the replacement financing is not obtained prior to December 1, 1998, it is possible that the existing lender would commence to pursue its remedies under the applicable loan documents, if interim terms could not be reached with such existing lender until either such replacement financing is obtained or the property is sold.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond such date.

     ROYAL EXECUTIVE PARK II

     On December 19, 1997, the Royal Executive venture sold the land, buildings, related improvements and personal property of the Royal Executive Park office complex to an unaffiliated third party for a sale price of $36,000,000 (before selling expenses and prorations). The sale resulted in a gain in 1997 of $13,905,818 (due to the provision for value impairment recorded in 1994, of $25,378,894) and $18,927,388 for financial reporting and Federal income tax purposes, respectively, of which $13,349,139 and $10,701,810 of gain was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the joint venture agreed to certain representations, warranties and covenants with a stipulated survival period that expires November 15, 1998. Although it is not expected, the joint venture may ultimately have some liability under such representations, warranties and covenants, but such liability has been limited in the sale agreement to actual damages in an amount not to exceed $2,000,000 in the aggregate, of which the Partnership's share is limited to approximately $444,000.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates and Royal Executive Park II for the six months ended June 30, 1998 and 1997 is as follows:

                                            1998           1997
                                        -----------     ----------
     Total income . . . . . . . . . . . $ 2,402,629      8,149,678
                                        ===========     ==========
     Operating income . . . . . . . . . $ 1,088,874      3,637,020
                                        ===========     ==========
     Net earnings to the Partnership. . $   544,437      2,858,029
                                        ===========     ==========
     Partnership's share of
       gain on sale . . . . . . . . . . $20,826,930          --
                                        ===========     ==========
     Partnership's share of
       extraordinary item . . . . . . . $(1,259,118)         --
                                        ===========     ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

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

     During 1997 and early 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $200 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 6.80% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1998, the Partnership had cash and cash equivalents of approximately $11,963,000. Such remaining funds may be utilized for distributions to partners, potential obligations related to representations and warranties given pursuant to the sales of investment properties in 1997 and 1998 as more fully described in the Notes, and for working capital requirements including operating deficits, costs of re-leasing vacant space, and certain capital improvements at the Riverside Square Mall. Additionally, funds may be utilized to fund a potential theatre expansion at the Riverside Square Mall investment property, as more fully discussed in the Notes.

     Effective in 1998, the Partnership changed from a semi-annual distribution of cash flow from operations of $6 per Interest to an annual distribution of $4 per Interest as a result of (a) the Partnership's reduction in cash flow from operations after the sales of the Royal Executive Park II office complex in December 1997 and the Park Center Financial Plaza office complex in February 1998 and (b) the need to reserve funds necessary for the potential theatre/restaurant expansion at the Riverside Square Mall. The operating distribution of $4 per Interest was made in May 1998 and no further distributions of cash flow from operations are anticipated to be made for 1998. In addition, the Partnership made a distribution of sale proceeds of $140 per Interest in May 1998 related to the sale in 1998 of the Park Center Financial Plaza investment property as more fully described in the Notes.

     After reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in rents and other receivables as of June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of rentals at the Riverside Square Mall investment property.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the Riverside Square Mall investment property.

     The decrease in investment in unconsolidated ventures, at equity at June 30, 1998 as compared to December 31, 1997 is primarily due to the sale in 1998 of the Park Center Financial Plaza investment property. The remaining balance of $1,823,411 represents primarily the Partnership's share of remaining undistributed cash generated from operations.

     The increase in current portion of long-term debt and corresponding decrease in long-term debt, less current portion as of June 30, 1998 as compared to December 31, 1997 is primarily due to the Partnership's election not to accept the lender's rate adjustment beginning November 1, 1998 on the mortgage loan at the Riverside Square Mall investment property, which accelerated the maturity date of the loan to December 1, 1998 from December 1, 2006, as more fully discussed in the Notes.

     The decrease in accounts payable and other current liabilities as of June 30, 1998 as compared to December 31, 1997 is primarily due to a decrease in unearned rents due to the prepayment of approximately $440,000 of rental income by tenants in 1997 at the Riverside Square Mall investment property.

     The decrease in rental income for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to a decrease in tenant occupancies at the Riverside Square Mall investment property.

     The increase in interest income for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the temporary investment of proceeds related to the 1997 sale of the Royal Executive Park II office complex and the 1998 sale of the Park Center Financial Plaza office complex, which were subsequently distributed to the Limited Partners in February and May 1998, respectively.

     The decrease in depreciation expense for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the Riverside Square Mall investment property being identified as held for sale or disposition as of September 30, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to a decrease in advertising expense due to the timing of promotional campaigns and also to a decrease in snow removal and certain maintenance and repair projects at the Riverside Square Mall investment property. The decrease is also due to a decrease in tenant occupancies at the Riverside Square Mall investment property.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to the sales of the Royal Executive Park II office complex and the Park Center Financial Plaza office complex in December 1997 and February 1998, respectively.

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

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Park Center Financial Plaza
    San Jose, California. . . . .    86%       87%        87%       90%     N/A      N/A

2. Riverside Square Mall
    Hackensack, New Jersey. . . .    92%       92%        93%       93%     90%      90%


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


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  August 12, 1998