Form 10-Q
period 1998-09-30
JMB INCOME PROPERTIES LTD XI
filed 1998-11-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                           Commission file #0-15966




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

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1998           1997
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 12,485,037     42,298,264
  Rents and other receivables, net of allowance for doubtful
    accounts of $232,541 in 1998 and $210,024 in 1997 . . . . . . . . .        1,689,946      2,552,231
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          143,752         88,948
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,033,444      1,171,271
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       16,352,179     46,110,714
                                                                            ------------   ------------

  Property held for sale or disposition . . . . . . . . . . . . . . . .       61,506,551     60,929,336

Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        1,830,329      6,711,162
Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,530,213      4,830,813
                                                                            ------------   ------------

                                                                            $ 84,219,272    118,582,025
                                                                            ============   ============






                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $ 33,970,861        584,273
  Accounts payable and other current liabilities. . . . . . . . . . . .          224,324        782,274
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          240,485        243,502
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          591,205          --
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .       35,026,875      1,610,049
Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           84,500         88,133
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .            --        33,820,205
                                                                            ------------   ------------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       35,111,375     35,518,387

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        6,097,837      5,794,671
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                                (532,592)      (835,758)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       71,221,765     49,295,508
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (178,074,514)  (121,889,350)
                                                                            ------------   ------------
                                                                              49,640,489     83,899,396
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       49,107,897     83,063,638
                                                                            ------------   ------------
                                                                            $ 84,219,272    118,582,025
                                                                            ============   ============



                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,272,541     3,069,812     9,537,134     9,758,302
  Interest income . . . . . . . . . . . . . . . .      157,664       164,522       775,710       489,378
                                                   -----------    ----------    ----------    ----------
                                                     3,430,205     3,234,334    10,312,844    10,247,680
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      710,174       718,055     2,139,634     2,170,151
  Depreciation. . . . . . . . . . . . . . . . . .        --          631,681         --        1,892,003
  Property operating expenses . . . . . . . . . .    1,823,263     1,909,720     5,291,830     5,684,203
  Professional services . . . . . . . . . . . . .          519         3,401       105,115       116,229
  Amortization of deferred expenses . . . . . . .      113,185       115,286       339,554       345,858
  General and administrative. . . . . . . . . . .       94,224        89,035       326,455       344,884
                                                   -----------    ----------    ----------    ----------
                                                     2,741,365     3,467,178     8,202,588    10,553,328
                                                   -----------    ----------    ----------    ----------

                                                       688,840      (232,844)    2,110,256      (305,648)
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .        6,918     1,333,024       551,355     4,191,053
                                                   -----------    ----------    ----------    ----------
        Earnings before gain on sale of
          investment property and
          Partnership's share of extra-
          ordinary item from unconsolidated
          venture . . . . . . . . . . . . . . . .      695,758     1,100,180     2,661,611     3,885,405





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Partnership's share of gain on sale
  of investment properties
  of unconsolidated venture . . . . . . . . . . .        --            --       20,826,930         --
                                                   -----------    ----------    ----------    ----------

        Earnings (loss) before Partnership's
          share of extraordinary item
          from unconsolidated venture . . . . . .      695,758     1,100,180    23,488,541     3,885,405

Partnership's share of extraordinary
  item from unconsolidated venture. . . . . . . .        --            --       (1,259,118)        --
                                                   -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $   695,758     1,100,180    22,229,423     3,885,405
                                                   ===========    ==========    ==========    ==========
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale of
            investment property and Partnership's
            share of extraordinary item from
            unconsolidated venture. . . . . . . .  $      3.85          6.09         14.73         21.51
          Partnership's share of gain
            on sale of investment properties
            of unconsolidated venture . . . . . .        --            --           118.90         --
          Partnership's share of extraordinary
            item from unconsolidated venture. . .        --            --            (7.19)        --
                                                   -----------    ----------    ----------    ----------

              Net earnings (loss) . . . . . . . .  $      3.85          6.09        126.44         21.51
                                                   ===========    ==========    ==========    ==========

        Cash distributions per
          limited partnership
          interest. . . . . . . . . . . . . . . .  $     --            --           324.00          6.00
                                                   ===========    ==========    ==========    ==========

                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)
                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 22,229,423       3,885,405
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          1,892,003
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       339,554         345,858
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .      (551,355)     (1,273,053)
    Partnership's share of gain on sale of investment properties
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .   (20,826,930)          --
    Partnership's share of extraordinary item from unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,259,118           --
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       862,285         (97,503)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (54,804)        (52,882)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (862,173)       (334,102)
    Accounts payable and other current liabilities. . . . . . . . . . . . .      (557,950)       (353,108)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        (3,017)         (6,758)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       591,205           --
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (3,633)        (22,797)
                                                                             ------------     -----------

        Net cash provided by (used in) operating activities . . . . . . . .     2,421,723       3,983,063
                                                                             ------------     -----------

Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (577,215)       (328,861)
  Partnership's distributions from unconsolidated venture . . . . . . . . .    25,000,000           --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (38,954)          --
                                                                             ------------     -----------

        Net cash provided by (used in) investing activities . . . . . . . .    24,383,831        (328,861)
                                                                             ------------     -----------





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                 1998             1997
                                                                             ------------     -----------

Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (433,617)       (398,994)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (56,185,164)     (1,040,466)
                                                                             ------------     -----------

        Net cash provided by (used in) financing activities . . . . . . . .   (56,618,781)     (1,439,460)
                                                                             ------------     -----------

        Net increase (decrease) in cash and
          cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .   (29,813,227)      2,214,742

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    42,298,264      11,548,195
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 12,485,037      13,762,937
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  2,142,651       2,176,909
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
















                               See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership has committed to a plan to sell or dispose of Riverside Square Mall, its last remaining investment property. Accordingly, the property has been classified as held for sale or disposition in the accompanying financial statements as of September 30, 1998. The results of operations for this property and for properties sold or disposed of in the past two years were $1,837,026 and ($246,959), , respectively, for the nine months ended September 30, 1998 and 1997. In addition, the accompanying financial statements include $551,355 and $4,191,053, respectively of the Partnership's share of total property operations of $1,102,709 and $5,316,948 for the nine months ended September 30, 1998 and 1997 of unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1998         1997         1998
                                 --------     -------    -------------
Property management
 and leasing fees . . . . . .    $185,820     179,175        12,200
Insurance commissions . . . .      34,560      44,080         --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site and
 other costs for the Partner-
 ship and its investment
 properties . . . . . . . . .      77,720      37,389        10,386
                                 --------     -------        ------
                                 $298,100     260,644        22,586
                                 ========     =======        ======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property that was owned by a venture in which the Partnership owns an interest. The fees earned by such company from such venture attributable to the Partnership for the nine months ended September 30, 1998 and 1997 were approximately $5,400 and $23,474, respectively, all of which has been paid at September 30, 1998. As such property has been sold, no further fees are expected to be paid by such venture to such company.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $2,152,000 of September 30, 1998. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts.

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

     RIVERSIDE SQUARE MALL

     Occupancy at the portion of the mall owned by the Partnership remained at 90% during the quarter. The Partnership is continuing to remerchandise the mall and is currently expected to incur in 1998 approximately
$2,100,000 for tenant improvements and capital expenditures.

     The Partnership has reached an agreement in principle with a theatre operator to open a multiscreen theatre complex at the mall. This expansion would add approximately 25,000 square feet of space and would include new restaurants. The Partnership intends to fund the estimated cost of approximately $7.6 million for the expansion from its working capital reserves. The Partnership received planning and zoning board approval from the City of Hackensack for such expansion in October 1998. However, this expansion, including the theatre lease, is subject to many contingencies, including final documentation, and as such there can be no assurance that this expansion will be completed on these or any other terms. The Partnership is actively marketing the property for sale. However, there can be no assurance that a sale will be consummated.

     The mortgage loan on the property provides for rate adjustments every four years, beginning November 1, 1998. In addition, the loan allows the Partnership to prepay the loan without penalty for a 60 day period every four years starting October 1, 1998. On May 1, 1998, in accordance with the loan documents, the lender notified the Partnership of the rate adjustment effective November 1, 1998. Given that the Partnership is actively marketing the property for sale and that the prepayment penalty would be substantial if the property were sold outside of the 60 day window provided in the loan documents, the Partnership elected not to accept the lender's rate adjustment. The election accelerated the maturity date of the loan to December 1, 1998, from December 1, 2006. The Partnership has reached an agreement in principle with another lender to obtain replacement financing, in the amount of $34,000,000, on a short-term basis, with no prepayment penalty, to replace the current loan. As the replacement financing is subject to final documentation, there can be no assurance that such financing will be available on these or any other terms. In the event the replacement financing is not obtained prior to December 1, 1998, it is possible that the existing lender would commence to pursue its remedies under the applicable loan documents, if interim terms could not be reached with such existing lender until either such replacement financing is obtained or the property is sold.

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

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates and Royal Executive Park II for the nine months ended September 30, 1998 and 1997 is as follows:

                                            1998           1997
                                        -----------     ----------
     Total income . . . . . . . . . . . $ 2,463,992     12,143,846
                                        ===========     ==========
     Operating income . . . . . . . . . $ 1,102,709      5,316,948
                                        ===========     ==========
     Net earnings to the Partnership. . $   551,355      4,191,053
                                        ===========     ==========
     Partnership's share of
       gain on sale . . . . . . . . . . $20,826,930          --
                                        ===========     ==========
     Partnership's share of
       extraordinary item . . . . . . . $(1,259,118)         --
                                        ===========     ==========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

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

     During 1997 and 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $125 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 7.13% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1998, the Partnership had cash and cash equivalents of approximately $12,485,000. Such remaining funds may be utilized for distributions to partners, potential obligations related to representations and warranties given pursuant to the sales of investment properties in 1997 and 1998 as more fully described in the Notes, and for working capital requirements including operating deficits, costs of re-leasing vacant space, and certain capital improvements at the Riverside Square Mall. Additionally, funds may be utilized to fund a potential theatre expansion at the Riverside Square Mall investment property, as more fully discussed in the Notes.

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

RESULTS OF OPERATIONS

     The decrease in rents and other receivables as of September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of rentals at the Riverside Square Mall investment property.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes at the Riverside Square Mall investment property.

     The decrease in investment in unconsolidated ventures, at equity at September 30, 1998 as compared to December 31, 1997 is primarily due to the sale in 1998 of the Park Center Financial Plaza investment property. The remaining balance of $1,830,329 represents primarily the Partnership's share of remaining undistributed cash generated from operations.

     The increase in current portion of long-term debt and corresponding decrease in long-term debt, less current portion as of September 30, 1998 as compared to December 31, 1997 is primarily due to the Partnership's election not to accept the lender's rate adjustment beginning November 1, 1998 on the mortgage loan at the Riverside Square Mall investment property, which accelerated the maturity date of the loan to December 1, 1998 from December 1, 2006, as more fully discussed in the Notes.

     The decrease in accounts payable and other current liabilities as of September 30, 1998 as compared to December 31, 1997 is primarily due to a decrease in unearned rents due to the prepayment of approximately $440,000 of rental income by tenants in 1997 at the Riverside Square Mall investment property.

     The increase in interest income for the three and nine months ended September 30, 1998 as compared to the three and nine months ended
September 30, 1997 is primarily due to the temporary investment of proceeds related to the 1997 sale of the Royal Executive Park II office complex and the 1998 sale of the Park Center Financial Plaza office complex, which proceeds were subsequently distributed to the Limited Partners in February and May 1998, respectively.

     The decrease in depreciation expense for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to the Riverside Square Mall investment property being identified as held for sale or disposition as of September 30, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to a decrease in advertising expense due to the timing of promotional campaigns and also to a decrease in snow removal and certain maintenance and repair projects at the Riverside Square Mall investment property. The decrease is also due to a decrease in tenant occupancies at the Riverside Square Mall investment property.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to the sales of the Royal Executive Park II office complex and the Park Center Financial Plaza office complex in December 1997 and February 1998, respectively.

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

                                                 1997                                1998
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

1. Park Center Financial Plaza
    San Jose, California. . . . .    86%       87%        87%       90%     N/A      N/A     N/A

2. Riverside Square Mall
    Hackensack, New Jersey. . . .    92%       92%        93%       93%     90%      90%     90%


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


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  November 11, 1998