Form 10-K405
period 1998-12-31
JMB INCOME PROPERTIES LTD XI
filed 1999-03-30
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1998                      Commission file no. 0-15966



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

                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    4

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    6

Item 4.       Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . .    6


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    6

Item 6.       Selected Financial Data. . . . . . . . . . . . .    7

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .   11

Item 7A.      Quantitative and Qualitative
              Disclosures about Market Risk. . . . . . . . . .   15

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   16

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   40


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   40

Item 11.      Executive Compensation . . . . . . . . . . . . .   43

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   44

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   45


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   45


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   48

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments have been located throughout the nation and it has no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable upon the sale of its remaining investment property, the Riverside Square Mall, and the subsequent expiration of any representations and warranties to a potential purchaser that may be required in connection with a sale of the property. Consequently, the Partnership expects to wind up its affairs in the 1999-2000 time frame, barring any unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:


                                                           SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 1998,
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
                                  sq.ft.                                                 and improvements
                                  g.l.a.
4. Park Center
    Financial Plaza
    San Jose,
    California . . . . .         408,000       06-20-85           2-24-98                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  n.r.a.                                                 (through a joint
                                                                                         venture partnership)
                                                                                         (c)(g)(f)
5. Royal Executive
    Park-II
    Rye Brook,
    New York . . . . . .         270,000       02-12-87          12-19-97                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  n.r.a.                                                 (through a joint
                                                                                         venture partnership)
                                                                                         (c)(f)





-----------------------
  (a) The computation of this percentage for properties held at December 31, 1998 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b) Reference is made to the Notes and Schedule III for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Partnership's real property investments.

  (c) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership had made this real property investment.

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




     The Partnership's remaining real property investment is subject to competition from similar types of properties in the respective vicinity in which it is located. Such competition is generally for the retention of existing tenants. Reference is made to Item 7 below for a discussion of competitive conditions and future renovation and capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for the properties owned in 1998 are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of tenant mix, property aesthetics, effective rents, tenant allowances and service provided to tenants. In the opinion of the Managing General Partner of the Partnership, the remaining investment property held at December 31, 1998 is adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment property, the Managing General Partner does not believe that such coverage for the entire replacement cost of the investment property is available on economic terms.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's remaining property as of December 31, 1998.

     On February 24, 1998, the Partnership, through its joint venture, sold the remaining buildings in the Park Center Financial Plaza office complex located in San Jose, California. Reference is made to the Notes for a further description of such transaction.

     The Partnership has no employees.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1998 and 1997 for the Partnership's investment properties owned during 1998:

                                                                    1997                         1998
                                                          -------------------------    -------------------------
                                  Principal               At     At     At      At     At     At     At      At
                                  Business               3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  --------------         ----   ----   ----   -----   ----   ----  -----   -----
1. Park Center
    Financial Plaza
    San Jose,
    California (1) . . . . . . .  Accounting/
                                  Telecommunications      86%    87%    87%     90%    N/A    N/A    N/A     N/A

2. Riverside Square Mall
    Hackensack,
    New Jersey . . . . . . . . .  Retail                  92%    92%    93%     93%    90%    90%    90%     90%


--------------

     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment property.

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

     There were no matters submitted to a vote of security holders during 1998 or 1997.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1998, there were 13,035 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form, satisfactory to the Managing General Partner, has been received by the Managing General Partner. The transferee, consequently, will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Investors.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                               YEARS ENDED DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1998             1997           1996           1995            1994
                              ------------     -----------    -----------     -----------    -----------
Total income . . . . . . . .  $ 13,652,013      14,218,708     13,403,472      12,915,285     14,048,836
                              ============     ===========    ===========     ===========    ===========
Earnings (loss) before
  gain on sale or
  disposition of invest-
  ment property  . . . . . .  $  3,209,772       5,750,839      1,810,139       1,856,294      2,652,603
Partnership's share of
  gain on sale of invest-
  ment properties of
  unconsolidated ventures. .    20,648,190      13,349,139      1,412,610           --             --
Gain on disposition of
  investment property. . . .         --              --             --              --           447,650
                              ------------     -----------    -----------     -----------    -----------
Earnings (loss) before
  extraordinary item . . . .    23,857,962      19,099,978      3,222,749       1,856,294      3,100,253
Extraordinary items. . . . .    (1,496,923)          --             --              --        (2,206,791)
                              ------------    ------------    -----------     -----------    -----------
Net earnings (loss). . . . .  $ 22,361,039      19,099,978      3,222,749       1,856,294        893,462
                              ============    ============    ===========     ===========    ===========
Net earnings (loss)
  per Interest (b):
    Earnings (loss)
      before gain on
      sale or disposition
      of investment
      property . . . . . . .  $      17.77           31.84          10.02           10.28          14.60
    Partnership's share of
      gain on sale of
      investment properties
      of unconsolidated
      ventures . . . . . . .        117.88           76.21           8.06           --             --
    Gain on disposition
      of investment
      property . . . . . . .         --              --             --              --              2.56
    Extraordinary items. . .         (8.50)          --             --              --            (12.22)
                              ------------    ------------    -----------     -----------    -----------
Net earnings (loss). . . . .  $     127.15          108.05          18.08           10.28           4.94
                              ============    ============    ===========     ===========    ===========




                                  1998             1997           1996           1995            1994
                              ------------     -----------    -----------     -----------    -----------

Total assets . . . . . . . .  $ 83,984,649     118,582,025    102,106,160     106,800,004    106,201,665
Long-term debt . . . . . . .  $      --         33,820,205     34,404,477      34,942,100     35,436,797
Cash distributions
  per Interest (c) . . . . .  $     324.00           12.00          15.00           12.00          12.00
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




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1998


Property
--------

Riverside Square
Mall                 a)   The gross leasable area ("GLA") occupancy rate and average base rent per square foot as of December 31 for each of the last five years were as follows:

                                                         GLA              Avg. Base Rent Per
                           December 31,             Occupancy Rate        Square Foot (1)
                           ------------             --------------        ------------------

                                 1994. . . . . . .        81%                  18.10
                                 1995. . . . . . .        80%                  18.69
                                 1996. . . . . . .        91%                  17.15
                                 1997. . . . . . .        93%                  19.35
                                 1998. . . . . . .        93%                  17.80

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

                     c)      The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Riverside Square Mall:

                                                                                   Annualized         Percent of
                                               Number of         Approx. Total     Base Rent          Total 1998
                             Year Ending       Expiring          GLA of Expiring   of Expiring        Base Rent
                             December 31,      Leases            Leases (1)        Leases             Expiring
                             ------------      ---------         ---------------   -----------        ----------

                             1999                  9                  32,200       1,099,600             19.4%
                             2000                  5                  12,200         412,700              7.3%
                             2001                  4                  15,200         405,600              7.1%
                             2002                  1                   2,300          87,100              1.5%
                             2003                  6                  23,200         735,800             13.0%
                             2004                 15                  21,700         960,200             16.9%
                             2005                  7                  20,600         683,000             12.0%
                             2006                  8                  23,800         745,700             13.1%
                             2007                --                    --              --                 0.0%
                             2008                  1                  10,500         437,600              7.7%

                     (1)     Excludes leases that expire in 1999 for which renewal leases or leases with replacement tenants have been executed as of March 15, 1999.

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

     The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     During 1996, 1997 and 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $125 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers expired. As of the date of this report, the Partnership is aware that 7.43% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     The Partnership has one remaining investment property, the Riverside Square Mall Shopping Center, which it is actively marketing for sale. There can be no assurance that the Partnership will be able to complete a sale or liquidate the Partnership in the 1999-2000 time frame.

     At December 31, 1998, the Partnership had cash and cash equivalents of approximately $15,863,000. Such funds may be utilized for distributions to partners and for working capital requirements including operating deficits, costs of re-leasing vacant space, and certain capital improvements. Additionally, funds may be utilized to fund a potential theater expansion at the Riverside Square Mall investment property which would add approximately 20,000 square feet of space and would include new restaurants. The Partnership intends to fund the estimated cost of approximately $7.6 million for the expansion from its working capital reserves. However, the expansion, including the theater lease, is subject to many contingencies, including final documentation, and as such there can be no assurance that the expansion will be completed on these or any other terms. The Partnership's wholly-owned property has currently budgeted in 1999 approximately $4,274,000 for tenant improvements and other capital expenditures including the first phase of the theater expansion. Actual amounts expended in 1999 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations, progression of the theater expansion and other market conditions, including the possible sale of the shopping center in 1999, over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be through net cash generated by the Riverside Square Mall and through its sale and/or refinancing. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

     In February 1998, the Partnership made a distribution of sale proceeds related to the sale of the Royal Executive Park II office complex of $28,439,404 ($164 per Interest) and paid a special operating distribution of $2,774,576 ($16 per Interest), to the Limited Partners. In addition, effective in 1998, the Partnership changed from a semi-annual distribution of cash flow from operations of $6 per Interest to an annual distribution of $4 per Interest as a result of (a) the Partnership's reduction in cash flow from operations after the sales of the Royal Executive Park II office complex in December 1997 and the Park Center Financial Plaza office complex in February 1998 and (b) the need to reserve funds necessary for the potential theater/restaurant expansion at the Riverside Square Mall. The 1998 annual operating distribution of $693,644 ($4 per Interest) was made in May 1998. In addition, the Partnership made a distribution of sale proceeds of $24,277,540 ($140 per Interest) in May 1998 related to the sale in 1998 of the remaining assets of the Park Center Financial Plaza investment property. The General Partners have been deferring receipt of their distributions in accordance with the subordination requirements of the Partnership Agreement as discussed in the Notes.

     The Partnership's mortgage obligation is a separate non-recourse loan secured individually by the investment property. The Partnership is not personally liable for the payment of the mortgage indebtedness.

     SAN JOSE

     On February 24, 1998, San Jose sold the remaining assets of the Park Center Financial Plaza office complex to an independent third party for $76,195,000 (before selling costs). San Jose received approximately $49,537,000 of net sale proceeds at closing (after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,281,000, loan prepayment premiums of approximately $2,422,000 and closing costs), of which the Partnership's share was approximately $24,768,500. Reference is made to the Notes for a further description of such sale.

     RIVERSIDE SQUARE MALL

     As previously disclosed, the Partnership has reached an agreement in principle with a theater operator to open a multiscreen theater complex at the mall. This expansion would add approximately 20,000 square feet of space and would include new restaurants. The Partnership intends to fund the estimated cost of approximately $7.6 million for the expansion from its working capital reserves. The Partnership received planning and zoning board approval from the City of Hackensack for such expansion in October 1998. However, this expansion, including the theater lease, is subject to many contingencies, including final documentation and the possible sale of the shopping center in 1999. As such there can be no assurance that this expansion will be completed on these or any other terms.

     The mortgage loan on the property in the original amount of $36,000,000 provided for rate adjustments every four years, beginning November 1, 1998. In addition, the loan allowed the Partnership to prepay the loan without penalty for a 60 day period every four years starting October 1, 1998. On May 1, 1998, in accordance with the loan documents, the lender notified the Partnership of the rate adjustment effective November 1, 1998. Given that the Partnership was actively marketing the property for sale and that the prepayment penalty would be substantial if the property were sold outside of the 60 day window provided in the loan documents, the Partnership elected not to accept the lender's rate adjustment. The election accelerated the maturity date of the loan to December 1, 1998, from December 1, 2006. On November 24, 1998, the Partnership finalized a new one-year mortgage loan in the amount of $34,000,000. The proceeds of the new loan were utilized to retire the previous mortgage loan with an outstanding balance of approximately $33,871,000. The net cost to the Partnership of refinancing, including costs and fees of approximately $255,000 was approximately $126,000. Reference is made to the Notes for a further description of such transaction.

     GENERAL

     The Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership elected to make annual rather than semi-annual distributions of available operating cash flow commencing with the 1998 distribution. By conserving working capital, the Partnership will be in a better position to meet the future needs of its remaining property since the availability of satisfactory outside sources of capital may be limited given current debt levels. The Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable upon the sale of its remaining investment property, the Riverside Square Mall, and the subsequent expiration of any representations and warranties to a potential purchaser that may be required in connection with a sale of the property. Consequently, the affairs of the Partnership are expected to be wound up in the 1999-2000 time frame, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 31, 1998 as compared to December 31, 1997 is primarily due to the distribution in 1998 of sales proceeds related to the sale in 1997 of the Royal Executive Park II office complex as more fully discussed in the Notes.

     The decrease in rents and other receivables as of December 31, 1998 as compared to December 31, 1997 is primarily due to the lower occupancy levels and the timing of payment of rentals at the Riverside Square Mall investment property.

     The decrease in escrow deposits at December 31, 1998 as compared to December 31, 1997 is primarily due to the termination of the escrow accounts in conjunction with the November 1998 refinancing of the mortgage loan at the Riverside Square Mall investment property.

     The decrease in investment in unconsolidated ventures, at equity at December 31, 1998 as compared to December 31, 1997 is primarily due to the sale in 1998 of the remaining assets of the Park Center Financial Plaza investment property.

     The increase in current portion of long-term debt and corresponding decrease in long-term debt, less current portion as of December 31, 1998 as compared to December 31, 1997 is primarily due to the November 1999 maturity of the new mortgage loan secured by the Riverside Square Mall investment property.

     The decrease in accounts payable and other current liabilities as of December 31, 1998 as compared to December 31, 1997 is primarily due to a decrease in unearned rents due to the timing of the collection of rental income at the Riverside Square Mall investment property. The decrease is also due to an overfunding of approximately $136,000 in sale proceeds in December 1997 related to the Royal Executive Park II joint venture, which was returned to London and Leeds in January of 1998.

     The decrease in accrued interest payable as of December 31, 1998 as compared to December 31, 1997 is due to the variable interest rate on the new mortgage loan at the Riverside Square Mall investment property which is currently lower than the previous loan's rate.

     The increase in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to an increase in base rentals as a result of an increase in tenant occupancies in 1997 at the Riverside Square Mall investment property.

     The increase in interest income for the twelve months ended
December 31, 1998 as compared to the twelve months ended December 31, 1997 is primarily due to the temporary investment of proceeds related to the 1997 sale of the Royal Executive Park II office complex and the 1998 sale of the remaining assets of the Park Center Financial Plaza office complex, which proceeds were subsequently distributed to the limited partners in February and May 1998, respectively.

     The decrease in depreciation expense for the twelve months ended December 31, 1998 as compared to the twelve months ended December 31, 1997 and for the twelve months ended December 31, 1997 as compared to the twelve months ended December 31, 1996 is primarily due to the Riverside Square Mall investment property being identified as held for sale or disposition as of September 30, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the twelve months ended December 31, 1998 as compared to the twelve months ended December 31, 1997 is primarily due to a decrease in advertising expense due to the timing of promotional campaigns and also to a decrease in snow removal and certain maintenance and repair projects at the Riverside Square Mall investment property. The decrease is also due to a decrease in tenant occupancies during 1998 at the Riverside Square Mall investment property. The decrease in property operating expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the decrease in snow removal and other administrative expenses and certain maintenance and repair projects (partially recoverable from tenants) at the Riverside Square Mall investment property. However, the decrease is partially offset by an increase in certain other property operating expenses as a result of higher tenant occupancies in 1997 at the Riverside Square Mall investment property.

     The decrease in professional services for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to expenses incurred in 1996 in connection with tender offer matters as discussed above.

     The increase in general and administrative expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the timing of the incurrence of reimbursable costs to affiliates of the General Partners.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the twelve months ended December 31, 1998 as compared to the twelve months ended December 31, 1997 is primarily due to the sales of the Royal Executive Park II office complex and the remaining assets of the Park Center Financial Plaza office complex in December 1997 and February 1998, respectively. The increase in the Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to such unconsolidated ventures being identified as held for sale or disposition as of December 31, 1996, and therefore, no longer subject to depreciation beyond such date.

     The Partnership's share of gain on sale of investment properties of unconsolidated venture of $20,648,190 in 1998 is due to the gain recognized on the sale of the remaining assets of the Park Center Financial Plaza investment property in February 1998. The Partnership's share of gain on sale of investment properties of unconsolidated ventures of $13,349,139 in 1997 is due to the gain recognized on the sale of the Royal Executive Park II office complex. The Partnership's share of gain on sale of investment properties of unconsolidated ventures of $1,412,610 in 1996 is due to the gain recognized on the sale of the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property.

     The Partnership's extraordinary item from investment property is due to the write off of $237,805 of deferred mortgage expense in conjunction with the new mortgage loan put in place at the Riverside Square Mall investment property in November 1998. The Partnership's share of extraordinary loss from unconsolidated venture of $1,259,118 in 1998 comprises loan prepayment premiums of $1,211,062 and the write-off of the deferred mortgage balance of $48,056 resulting from the sale of the remaining assets of the Park Center Financial Plaza investment property in February 1998.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership in the 1999-2000 time frame. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's remaining commercial property have escalation clauses covering increases in the cost of operating and main-taining the property as well as real estate taxes. Therefore, there should be little effect from inflation on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investment contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.

YEAR 2000

     The Corporate General Partner has determined that it does not expect that the consequences of the Partnership's Year 2000 issues would have a material effect on the Partnership's business, results of operations or financial condition.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. The Riverside Square Mall mortgage loan which matures on November 24, 1999 provides for interest only payments based on the 30 day LIBOR rate plus 1.3%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)


                                     INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1998 and 1997

Statements of Operations, years ended December 31, 1998, 1997 and 1996

Statements of Partners' Capital Accounts (Deficit), years ended
  December 31, 1998, 1997 and 1996

Statements of Cash Flows, years ended December 31, 1998, 1997 and 1996

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XI at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                               KPMG LLP


Chicago, Illinois
March 24, 1999

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS

                                              DECEMBER 31, 1998 AND 1997

                                                        ASSETS
                                                        ------
                                                                                    1998               1997
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $ 15,863,283        42,298,264
  Rents and other receivables, net of allowance for
    doubtful accounts of $293,856 in 1998 and
    $210,024 in 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,601,179         2,552,231
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            97,040            88,948
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            1,171,271
                                                                                ------------       -----------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . .        17,561,502        46,110,714
                                                                                ------------       -----------

Investment property held for sale or disposition . . . . . . . . . . . . .        62,040,706        60,929,336
                                                                                ------------       -----------

Investment in unconsolidated ventures, at equity . . . . . . . . . . . . .             --            6,711,162
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,382,441         4,830,813
                                                                                ------------       -----------

                                                                                $ 83,984,649       118,582,025
                                                                                ============       ===========





                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                                 ----------------------------------------------------

                                                                                    1998               1997
                                                                                ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .      $ 34,000,000           584,273
  Accounts payable and other current liabilities . . . . . . . . . . . . .           475,107           782,274
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           181,029           243,502
                                                                                ------------       -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .        34,656,136         1,610,049
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .            89,000            88,133
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .             --           33,820,205
                                                                                ------------       -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .        34,745,136        35,518,387

Partners' capital accounts (deficit):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .         6,107,441         5,794,671
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .        (6,631,429)       (6,631,429)
                                                                                ------------       -----------
                                                                                    (522,988)         (835,758)
                                                                                ------------       -----------
  Limited partners (173,411 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . .       156,493,238       156,493,238
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .        71,343,777        49,295,508
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (178,074,514)     (121,889,350)
                                                                                ------------       -----------
                                                                                  49,762,501        83,899,396
                                                                                ------------       -----------
        Total partners' capital accounts . . . . . . . . . . . . . . . . .        49,239,513        83,063,638
                                                                                ------------       -----------
                                                                                $ 83,984,649       118,582,025
                                                                                ============       ===========





                                    See accompanying notes to financial statements.

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 1998              1997               1996
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $12,718,155        13,500,646         12,711,885
  Interest income. . . . . . . . . . . . . . . . . . . .          933,858           718,062            691,587
                                                              -----------       -----------        -----------
                                                               13,652,013        14,218,708         13,403,472
                                                              -----------       -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        2,741,140         2,897,399          2,936,882
  Depreciation . . . . . . . . . . . . . . . . . . . . .            --            1,892,003          2,394,772
  Property operating expenses. . . . . . . . . . . . . .        7,189,436         7,851,075          8,835,327
  Professional services. . . . . . . . . . . . . . . . .          214,735           190,646            262,322
  Amortization of deferred expenses. . . . . . . . . . .          478,558           519,892            458,744
  General and administrative . . . . . . . . . . . . . .          380,455           440,946            308,471
                                                              -----------       -----------        -----------
                                                               11,004,324        13,791,961         15,196,518
                                                              -----------       -----------        -----------
                                                                2,647,689           426,747         (1,793,046)
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . . . . . . .          562,083         5,324,092          3,603,185
                                                              -----------       -----------        -----------
        Earnings (loss) before gain on sale or
          disposition of investment property . . . . . .        3,209,772         5,750,839          1,810,139

Partnership's share of gains on sale of investment
  properties of unconsolidated ventures. . . . . . . . .       20,648,190        13,349,139          1,412,610
                                                              -----------       -----------        -----------
        Earnings (loss) before extraordinary
          items. . . . . . . . . . . . . . . . . . . . .       23,857,962        19,099,978          3,222,749
Extraordinary items:
  Deferred mortgage expense on retirement of
    long-term debt . . . . . . . . . . . . . . . . . . .         (237,805)            --                 --
  Partnership's share of deferred mortgage
    expense and prepayment premium of
    unconsolidated venture . . . . . . . . . . . . . . .       (1,259,118)            --                 --
                                                              -----------       -----------        -----------
        Net earnings (loss). . . . . . . . . . . . . . .      $22,361,039        19,099,978          3,222,749
                                                              ===========       ===========        ===========





                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS - CONTINUED


                                                                 1998              1997               1996
                                                             ------------      ------------       ------------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale or
            disposition of investment property . . . . .     $      17.77             31.84              10.02
          Partnership's share of gains on sale
            of investment properties of
            unconsolidated ventures. . . . . . . . . . .           117.88             76.21               8.06
          Extraordinary items. . . . . . . . . . . . . .            (8.50)            --                 --
                                                              -----------       -----------        -----------
            Net earnings (loss). . . . . . . . . . . . .      $    127.15            108.05              18.08
                                                              ===========       ===========        ===========





























                                    See accompanying notes to financial statements.

                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                        YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF        NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1995. . . . .    1,000     5,344,614    (6,631,429)    (1,285,815)   156,493,238    27,422,838   (117,207,253) 66,708,823

Cash distri-
 butions
 ($15 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --        (2,601,165) (2,601,165)
Net earnings
 (loss). . . .     --          86,532         --            86,532          --        3,136,217          --      3,136,217
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1996. . . . .    1,000     5,431,146    (6,631,429)    (1,199,283)   156,493,238    30,559,055   (119,808,418) 67,243,875

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --        (2,080,932) (2,080,932)
Net earnings
 (loss). . . .     --         363,525         --           363,525          --       18,736,453          --     18,736,453
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------




                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF        NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1997. . . . .    1,000     5,794,671    (6,631,429)      (835,758)   156,493,238    49,295,508   (121,889,350) 83,899,396

Cash distri-
 butions
 ($324 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --       (56,185,164)(56,185,164)
Net earnings
 (loss). . . .     --         312,770         --           312,770          --       22,048,269          --     22,048,269
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1998. . . . .   $1,000     6,107,441    (6,631,429)      (522,988)   156,493,238    71,343,777   (178,074,514) 49,762,501
                 ======    ==========    ==========     ==========    ===========   ===========   ============ ===========











                                       See accompanying notes to financial statements.

                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                                  STATEMENTS OF CASH FLOWS
                                        YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                  1998              1997               1996
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $22,361,039         19,099,978         3,222,749
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .            --             1,892,003         2,394,772
    Amortization of deferred expenses. . . . . . . . . .          478,558            519,892           458,744
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . .         (562,083)        (5,324,092)          944,935
    Partnership's share of gain on sale of invest-
      ment properties of unconsolidated ventures . . . .      (20,648,190)       (13,349,139)       (1,412,610)
    Extraordinary items. . . . . . . . . . . . . . . . .        1,496,923              --                --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .          951,052           (541,985)          308,757
    Prepaid expenses . . . . . . . . . . . . . . . . . .           (8,092)             2,558           (11,885)
    Escrow deposits. . . . . . . . . . . . . . . . . . .          320,236           (384,565)          (64,859)
    Accounts payable . . . . . . . . . . . . . . . . . .         (307,167)             7,484           272,820
    Accrued interest payable . . . . . . . . . . . . . .          (62,473)               363            (3,442)
    Tenant security deposits . . . . . . . . . . . . . .              867            (13,406)           17,408
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .        4,020,670          1,909,091         6,127,389
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Net escrow draws for construction
    related costs. . . . . . . . . . . . . . . . . . . .            --                 --            4,949,435
  Additions to investment properties . . . . . . . . . .       (1,111,370)          (869,839)       (5,484,550)
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . . .       26,662,317         32,329,371         3,588,000
  Payment of deferred expenses . . . . . . . . . . . . .          (12,636)             --              (59,731)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .       25,538,311         31,459,532         2,993,154
                                                              -----------        -----------       -----------




                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1998              1997              1996
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Release of escrow for payoff of old debt . . . . . . .          851,035              --                --
  Net cost of refinancing of new long-term debt. . . . .         (126,127)             --                --
  Principal payments on long-term debt . . . . . . . . .         (533,706)          (537,622)         (494,697)
  Distributions to limited partners. . . . . . . . . . .      (56,185,164)        (2,080,932)       (2,601,165)
                                                              -----------        -----------       -----------

          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .      (55,993,962)        (2,618,554)       (3,095,862)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .      (26,434,981)        30,750,069         6,024,681
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .       42,298,264         11,548,195         5,523,514
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $15,863,283         42,298,264        11,548,195
                                                              ===========        ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest . . . . . .      $ 2,803,613          2,897,036         2,940,324
                                                              ===========        ===========       ===========
Non-cash investing and financing activities:
   Refinancing of long-term debt:
     Proceeds of new debt. . . . . . . . . . . . . . . .      $34,000,000              --                --
     Retirement of old debt. . . . . . . . . . . . . . .      (33,870,772)             --                --
     Deferred mortgage costs . . . . . . . . . . . . . .         (255,355)             --                --
                                                              -----------        -----------        ----------
          Net cost of refinancing of long-term debt. . .      $  (126,127)             --                --
                                                              ===========        ===========       ===========











                                       See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds (either directly or through joint ventures) investments in United States real estate. Business activities consist of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment property and wind up its affairs not later than December 31, 1999, barring unforeseen economic developments.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in Royal Executive Park II ("Royal Executive") (which investment was sold in December 1997) and JMB/San Jose Associates ("San Jose") (which investment was sold in February 1998). Accordingly, the accompanying financial statements do not include the accounts of Royal Executive and San Jose.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1998 and 1997 is summarized as follows:



                                                           1998                                  1997
                                           ------------------------------        ------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (UNAUDITED)        GAAP BASIS         (UNAUDITED)
                                           ------------       -----------       ------------        ----------
Total assets . . . . . . . . . . . . .     $ 83,984,649        83,828,667       118,582,025        130,569,209

Partners' capital accounts
  (deficit):
    General partners . . . . . . . . .         (522,988)            --             (835,758)        (1,339,241)
    Limited partners . . . . . . . . .       49,762,501        49,443,874        83,899,396         96,831,579

Net earnings (loss):
    General partners . . . . . . . . .          312,770         1,339,240           363,525            111,760
    Limited partners . . . . . . . . .       22,048,269         8,797,458        18,736,453         10,708,610

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .           127.15             50.73            108.05              61.75
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($16,123,277 and $42,703,440 at December 31, 1998 and 1997, respectively)
as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist primarily of loan fees and lease commissions and tenant allowances to tenants which are amortized over the terms stipulated in the related agreements using the straight-line method.

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

     The Partnership has acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center.
In November 1994, the lender realized upon its security interest and took title to the Bank of Delaware building via a deed in lieu of foreclosure. In March 1996, the San Jose venture sold its interest in the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property. In December 1997, the Royal Executive venture sold the Royal Executive Park II office complex. In February 1998, the San Jose venture sold its remaining interest in the Park Center Financial Plaza office complex. The remaining property, the Riverside Square Mall investment property, was in operation at December 31, 1998.
The cost of the investment properties represents the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:
                                                               YEARS
                                                               -----
        Building and Improvements -- straight-line . . . . .     30
        Personal property -- straight-line . . . . . . . . .      5
                                                                 ==

     The investment property is pledged as security for the long-term debt, for which there is no recourse to the Partnership.

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

     The results of operations for properties held for sale or disposition as of December 31, 1998 or sold or disposed of during the past three years were $2,172,556, $443,271 and ($1,551,773), respectively, for the years ended December 31, 1998, 1997 and 1996. In addition, the accompanying financial statements include $562,084, $5,324,092 and $3,603,185, respectively, of the Partnership's share of total property operations of $1,124,167, $6,901,490 and $4,209,143 of unconsolidated properties held for sale or disposition as of December 31, 1998 or sold or disposed of in the past three years.

     Certain 1996 amounts have been reclassed to conform to 1997 presentation.

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

     The mortgage loan on the property provided for rate adjustments every four years, beginning November 1, 1998. In addition, the loan allowed the Partnership to prepay the loan without penalty for a 60 day period every four years starting October 1, 1998. On May 1, 1998, in accordance with the loan documents, the lender notified the Partnership of the rate adjustment effective November 1, 1998. Given that the Partnership was actively marketing the property for sale and that the prepayment penalty would be substantial if the property were sold outside of the 60 day window provided in the loan documents, the Partnership elected not to accept the lender's rate adjustment. The election accelerated the maturity date of the loan to December 1, 1998, from December 1, 2006. The Partnership reached an agreement with another lender to obtain replacement financing, in the amount of $34,000,000, for a one-year term with no prepayment penalty, to replace the current loan. On November 24, 1998, the Partnership closed on the new mortgage loan. The new mortgage loan matures November 24, 1999, with an option for a six month extension, and provides for interest only payments based on the 30 day LIBOR rate (approximately 5.1% at December 31, 1998) plus 1.3%. The proceeds from the mortgage loan were used to pay the outstanding balance of the old loan of approximately $33,871,000. The net cost to the Partnership of the refinancing, including costs and fees of approximately $255,000, was approximately $126,000.

     The Partnership completed its renovation of the Riverside Square Mall as well as its restoration of the parking deck (at final costs of approximately $13,500,000 and $7,000,000, respectively) and is continuing to remerchandise the center. In such regard, the Partnership has budgeted in 1999 approximately $4,274,000 for tenant improvements and capital expenditures, which includes a portion of the theater/restaurant expansion discussed below.

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

     During 1998, the Partnership reached an agreement in principle with a theater operator to open a multiscreen theater complex at the mall. This expansion would add approximately 20,000 square feet of space and would include new restaurants. The Partnership intends to fund the estimated cost of approximately $7.6 million for the expansion from its working capital reserves. The Partnership received planning and zoning board approval from the City of Hackensack for such expansion in October 1998. However, this expansion, including the theater lease, is subject to many contingencies, including final documentation and the possible sale of the shopping center in 1999. As such there can be no assurance that this expansion will be completed on these or any other terms.

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

VENTURE AGREEMENTS - GENERAL

     The Partnership, at December 31, 1998, is no longer a party to any operating venture agreements. The Partnership had made capital contributions to the respective ventures as discussed below.

     SAN JOSE

     The Partnership acquired, through San Jose, an interest in an existing office building complex in San Jose, California (Park Center Financial Plaza) consisting of ten office buildings, a parking and retail building (185 Park Avenue) and two parking garage structures.

     The property was managed by an unaffiliated third party for a fee calculated as 3% of gross receipts.

     The partners of San Jose were the Partnership and JMB Income Properties, Ltd.-XII, another partnership sponsored by the Managing General Partner of the Partnership ("JMB-XII"). The terms of San Jose's partnership agreement generally provided that contributions, distributions, cash flow, sale or refinancing proceeds and profits and losses would be distributed or allocated to the Partnership and JMB-XII in their respective 50% ownership percentages.

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

     As San Jose had committed to a plan to sell the properties, the 190 San Fernando Building and the parking structure were classified as held for sale or disposition as of January 1, 1996 and therefore were not subject to continued depreciation. The San Jose venture subsequently committed to a plan to sell the balance of the complex, and classified the remaining assets as held for sale as of December 31, 1996 and these assets were no longer subject to continued depreciation beyond such date.

     On February 24, 1998, San Jose sold the land, buildings, related improvements and personal property of the remaining assets of the Park Center Financial Plaza office complex to an unaffiliated third party for a sale price of $76,195,000 (before selling costs and prorations). San Jose received approximately $49,537,000 of net sale proceeds at closing (of which the Partnership's share was approximately $24,768,500), after the repayment by San Jose of the mortgage loans secured by the 170 Almaden, 150 Almaden and 185 Park Avenue buildings with a balance of approximately $23,281,000, loan prepayment premiums of approximately $2,422,000 and closing costs. The sale resulted in a gain in 1998 of approximately $41,654,000 (before extraordinary items) and $22,500,000 for financial reporting and Federal income tax purposes, respectively, of which approximately $20,827,000 and $11,250,000 of gain was allocated to the Partnership, respectively. The gain for financial reporting purposes includes the effects of previously recorded provisions for value impairment for all buildings in the complex of approximately $24,600,000, of which the Partnership's share was approximately $12,300,000. In connection with the sale, San Jose recorded in 1998 an extraordinary loss for financial reporting purposes totaling approximately $2,518,000 as a result of loan prepayment premiums of approximately $2,422,000 and the write-off of the deferred mortgage balance of approximately $96,000, of which the Partnership's share is approximately $1,211,000 and $48,000, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, San Jose agreed to certain representations, warranties and covenants with a stipulated survival period that expired November 15, 1998 with no liability to the partnership.

     In May and December of 1998, the San Jose venture made distributions of $50,000,000 and $3,324,635, of which the Partnership's share was $25,000,000 and $1,662,317, respectively. In May 1998, the Partnership made a distribution of sales proceeds relating to the sale of the remaining assets of the Park Center Financial Plaza office complex of $24,277,540 ($140 per Interest) to the Limited Partners.

     ROYAL EXECUTIVE PARK II

     In December 1985, the Partnership entered into a commitment to fund a $27,000,000 convertible first mortgage note on a three building office park then under construction in Rye Brook, New York (Royal Executive Park II). The first mortgage note called for monthly installments of interest only at a rate of 10% through the period of equity conversion.

     During February 1987, the Partnership exercised its option of converting the $27,000,000 mortgage into an ownership position. Upon the conversion of the mortgage note, the Partnership entered into a joint venture (Royal Executive) with the borrower (joint venture partners). Pursuant to the terms of the venture agreement, until certain rental achievement levels were attained, the Partnership was entitled to a cumulative preferred annual return equal to $2,430,000 per year. The next $2,439,732 of annual cash flow was distributable to the joint venture partners, on a non-cumulative basis, with any remaining cash flow distributable 49.9% to the Partnership and 50.1% to the joint venture partners. Therefore, the Partnership's receipt of cash distributions was subject to the actual operations of the property. The Partnership was entitled to any deficiency in its preferred annual return plus interest at 9% on a cumulative basis as an annual priority distribution from future available operating cash flow before any cash flow distributions were made to the venture partner. The cumulative deficiency in the preferred annual return was approximately $1,498,000 at the December 19, 1997 sale date. In accordance with the Royal Executive venture agreement, the Partnership received its priority level of distribution of sale and refinancing proceeds of $27,000,000 plus the cumulative deficiency in its preferred annual return, in the amount of $1,498,000 upon sale of the property, as discussed below.

     Net operating income (as defined) of the joint venture, in general, was allocated in proportion to, and to the extent of, distributions and then based on relative ownership percentages. Operating losses, in general, were first allocated to the joint venture partners to the extent of any additional contributions made to fund operations or the Partnership's guaranteed return. Remaining losses, if any, were allocated based upon relative ownership interests. Depreciation and amortization were allocated based upon the relative ownership interests.

     As there had been a commitment to sell this property, the Royal Executive venture classified this property as held for sale or disposition at December 31, 1996, and therefore, the property was not subject to continued depreciation beyond such date.

     On December 19, 1997, the Royal Executive venture sold the land, buildings, related improvements and personal property of the Royal Executive Park office complex to an unaffiliated third party for a sale price of $36,000,000 (before selling expenses and prorations). The sale resulted in a gain in 1997 of $13,905,818 (due to the provision for value impairment recorded in 1994, as discussed above) and $18,927,388 for financial reporting and Federal income tax purposes, respectively, of which $13,349,139 and $10,701,810 of gain was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the joint venture agreed to certain representations, warranties and covenants with a stipulated survival period that expired November 15, 1998 with no liability to the Partnership.

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

     During the fourth quarter of 1996, the joint venture had determined that one of the property's underground storage tanks had discharged an amount of fuel oil into the ground. The joint venture believed that such discharge had been the result of normal operations of the property and not the result of actions of tenants or other third parties. The joint venture had received a cost estimate of approximately $200,000 for remediation of the contaminated soil, of which approximately $121,000 was incurred through the date of sale. As part of the sale agreement discussed above, the purchaser is required to hold the joint venture harmless for any future clean-up costs or claims resulting from the contaminated soil.

     In February 1998, the Partnership made a distribution of sale proceeds related to the sale of the Royal Executive Park II office complex of $28,439,404 ($164 per Interest).

LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1998 and
1997:
                                                       1998           1997
                                                    ----------     ----------
8.35% mortgage note, secured by the Riverside
 Square Mall in Hackensack, New Jersey;
 payable in monthly installments of principal
 and interest of $286,252 through December 1,
 2006, the scheduled maturity date at which
 time the unpaid principal and interest was
 to be due, refinanced in November 1998 by
 the Loan described below. . . . . . . . . . . .   $     --        34,404,478

30 day LIBOR Rate (approximately 5.1% at
 December 31, 1998) plus 1.3% mortgage note,
 secured by the Riverside Square Mall, payable
 in monthly installments of interest only
 until November 24, 1999 (with an option for
 a six month extension) when the outstanding
 principal and accrued and unpaid interest
 thereon is due  . . . . . . . . . . . . . . . .    34,000,000          --
Less current portion of long-term debt . . . . .    34,000,000        584,273
                                                   -----------     ----------
          Total long-term debt . . . . . . . . .   $     --        33,820,205
                                                   ===========     ==========

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

LEASES

     At December 31, 1998, the Partnership's principal asset is one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of the land, is depreciated over the estimated useful life until such time the property is considered held for sale or disposition at which time depreciation is no longer taken. Leases with tenants range in term from one to thirty-five years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, substantially all of the leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g. taxes, maintenance, insurance) and any related profit, to be received in the future under the operating leases are as follows:

                   1999. . . . . . . . . . . .   $ 5,623,041
                   2000. . . . . . . . . . . .     5,098,435
                   2001. . . . . . . . . . . .     4,873,118
                   2002. . . . . . . . . . . .     4,709,667
                   2003. . . . . . . . . . . .     4,082,344
                   Thereafter. . . . . . . . .    12,813,631
                                                 -----------

                       Total . . . . . . . . .   $37,200,236
                                                 ===========

     Contingent rent (based on sales by property tenants) included in rental income was as follows:

                      1996 . . . . . . . .       $312,727
                      1997 . . . . . . . .        203,448
                      1998 . . . . . . . .        390,624
                                                 ========

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998 and for the years ended
December 31, 1998, 1997 and 1996 are as follows:

                                                                UNPAID AT
                                                               DECEMBER 31,
                               1998        1997       1996        1998
                             --------    -------    -------    ------------
Property management
 and leasing fees. . . . . . $246,957    244,256    229,333          --
Insurance commissions. . . .   34,614     44,126     42,093          --
Reimbursement (at cost)
 for accounting services . .   15,306     22,452      9,825        15,306
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .   56,590     35,743     23,498        16,265
Reimbursement (at cost)
 for legal services. . . . .    7,646      7,442      4,691         2,501
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. . .    7,035        208      --             --
                             --------    -------    -------       -------
                             $368,148    354,227    309,440        34,072
                             ========    =======    =======       =======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property that was owned by the Partnership. The fees earned by such company from the Partnership for the years ended December 31, 1998, 1997 and 1996 were approximately $5,400, $32,500 and $39,000, respectively, all of which has been paid at December 31, 1998.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions aggregated $2,152,225 as of December 31, 1998. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement as discussed above. The Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied to permit payment of the majority of these amounts.

     An affiliate of the General Partners of the Partnership manages the Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions. Such fees and commissions are subject to deferral to the extent they are in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property. In this regard, an affiliate of the General Partner in 1994 deferred $300,000 of leasing fees at the Riverside Square Mall pursuant to the management agreement, of which the final $33,000 was paid in February 1997.

INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for San Jose as of and for the years ended December 31, 1998 and 1997 and Royal Executive for the year ended December 31, 1997 are as follows:

                                             1998               1997
                                         ------------        -----------

  Current assets . . . . . . . . . .     $      --             5,677,624
  Current liabilities. . . . . . . .            --              (792,509)
                                         ------------        -----------
      Working capital. . . . . . . .            --             4,885,115
                                         ------------        -----------
  Investment property, net . . . . .            --            30,803,149
  Other assets, net. . . . . . . . .            --             1,204,478
  Long-term debt . . . . . . . . . .            --           (22,961,889)
  Other liabilities. . . . . . . . .            --              (181,229)
  Venture partners' equity . . . . .            --            (7,038,462)
                                         ------------        -----------
      Partnership's capital. . . . .     $      --             6,711,162
                                         ============        ===========
  Represented by:
    Invested capital . . . . . . . .     $ 77,738,617         77,738,617
    Cumulative distributions . . . .     (108,493,454)       (81,831,137)
    Cumulative losses. . . . . . . .       30,754,837         10,803,682
                                         ------------        -----------
                                         $      --             6,711,162
                                         ============        ===========
  Total income . . . . . . . . . . .     $  2,482,154         16,288,755
                                         ============        ===========
  Expenses applicable to
    operating earnings . . . . . . .     $  1,357,987          9,387,265
                                         ============        ===========
  Gain on disposition of
    investment property. . . . . . .     $ 39,135,624         13,905,818
                                         ============        ===========
  Net earnings (loss). . . . . . . .     $ 40,259,791         20,807,308
                                         ============        ===========

     The total income, expenses related to operating earnings, gain on disposition of investment property and net earnings for the above-mentioned ventures for the year ended December 31, 1996 were $16,333,533, $12,124,390, $2,825,220 and $7,034,363, respectively.

                                                                                                   SCHEDULE III
                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                       REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1998

                                                                   COSTS
                                                                CAPITALIZED
                                          INITIAL COST TO      SUBSEQUENT TO         GROSS AMOUNT AT WHICH CARRIED
                                          PARTNERSHIP (A)       ACQUISITION              AT CLOSE OF PERIOD (B)
                                      ----------------------- --------------     -------------------------------------
                                                  BUILDINGS     BUILDINGS                     BUILDINGS
                                                    AND           AND                            AND
                     ENCUMBRANCE      LAND       IMPROVEMENTS  IMPROVEMENTS         LAND     IMPROVEMENTS   TOTAL (C)
                     -----------   -----------   ------------ --------------     ----------  ------------  ----------
SHOPPING CENTER:
 Hackensack,
  New Jersey . . .   $34,000,000     3,796,561     30,880,649     46,577,341      3,796,561    77,457,990  81,254,551
                     ===========     =========     ==========     ==========      =========    ==========  ==========


                                                                                        SCHEDULE III - CONTINUED
                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                 REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                         LIFE ON WHICH
                                                                                         DEPRECIATION
                                                                                          IN LATEST
                                                                                         STATEMENT OF         1998
                                       ACCUMULATED             DATE OF       DATE         OPERATION       REAL ESTATE
                                      DEPRECIATION(D)       CONSTRUCTION   ACQUIRED      IS COMPUTED         TAXES
                                     ----------------       ------------  ----------   ---------------    -----------
SHOPPING CENTER:
 Hackensack,
  New Jersey . . . . . . . . . . . . .   $19,213,845            1977        10-19-83        5-30 years      2,339,661
                                         ===========                                                        =========

-------------

Notes:
        (A)  The initial cost to the Partnership represents the original purchase price of the properties (net of unamortized discount based upon an imputed interest rate), including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.
        (B)  The aggregate cost of real estate owned at December 31, 1998 for Federal income tax purposes was $84,294,663.


                                                                                        SCHEDULE III - CONTINUED
                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                       REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                   DECEMBER 31, 1998

(C)    Reconciliation of real estate owned:

                                                                      1998              1997               1996
                                                                  ------------      ------------      ------------
      Balance at beginning of period . . . . . . . . . . . .       $80,143,181        79,273,342        74,461,800
      Additions during period. . . . . . . . . . . . . . . .         1,111,370           869,839         4,811,542
      Dispositions during period . . . . . . . . . . . . . .             --                --                --
                                                                   -----------       -----------        ----------
      Balance at end of period . . . . . . . . . . . . . . .       $81,254,551        80,143,181        79,273,342
                                                                   ===========       ===========        ==========

(D)  Reconciliation of accumulated depreciation:

      Balance at beginning of period . . . . . . . . . . . .       $19,213,845        17,321,842        14,927,070
      Depreciation expense . . . . . . . . . . . . . . . . .             --            1,892,003         2,394,772
                                                                   -----------       -----------        ----------

      Balance at end of period . . . . . . . . . . . . . . .       $19,213,845        19,213,845        17,321,842
                                                                   ===========       ===========        ==========




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1997 and 1998.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Managing General Partner, has responsibility for all aspects of the Partnership's operations. The Associate General Partner of the Partnership is Income Associates-XI, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of Income Associates-XI, L.P. are generally officers, directors and affiliates of JMB or its affiliates and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income
- V.  Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association Team.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income
- V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois. Mr. Glazov is currently retired.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President for JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, the Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates and a trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. It is expected that Mr. Emig will leave his positions with JMB on or about May 31, 1999 and his responsibilities will be taken over by various other officers of JMB. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1998, 1997 and 1996, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provide property management services to the Partnership for the Riverside Square Mall in Hackensack, New Jersey at a fee not to exceed 4% of the fixed and percentage rent of property, plus leasing commissions. In 1998, such affiliates earned property management and leasing fees amounting to $246,957 which was paid as of December 31, 1998. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1998 aggregating $32,436 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership and its venture. Such commissions are at rates set by insurance companies for the classes of coverage provided. In addition, JMB Insurance Agency, Inc. earned and received insurance brokerage commissions in 1998 of $2,178 in connection with insurance coverage for professional liability for the Partnership.

     The General Partners of the Partnership may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1998, an affiliate of the General Partners earned reimbursement for such expenses in the amount of $86,577, all of which was paid at December 31, 1998.

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

     (b)  The Managing General Partner, its officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

                          NAME OF                               AMOUNT AND NATURE
                          BENEFICIAL                            OF BENEFICIAL                           PERCENT
TITLE OF CLASS            OWNER                                 OWNERSHIP                               OF CLASS
--------------            ----------                            -----------------                       --------
Limited Partnership       JMB Realty Corporation                5 Interests (1)                         Less than 1%
Interests and Assignee                                          indirectly
Interests Therein

Limited Partnership       Managing General                      5 Interests (1)                         Less than 1%
Interests and Assignee    Partner, its                          indirectly
Interests Therein         officers and
                          directors and
                          the Associate
                          General Partner
                          as a group

--------------

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as its indirect majority shareholder, is deemed to have shared voting and investment power.

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

                    4-D. Loan agreement and mortgage note between JMB Income Properties, Ltd. - XI and Dresdner Bank AG, New York Branch and Grand Cayman Branch relating to Riverside Square Mall dated November 24, 1998 are filed herewith.

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


     No annual report or proxy material for the year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB INCOME PROPERTIES, LTD. - XI

                  By:      JMB Realty Corporation
                           Managing General Partner


                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Senior Vice President
                  Date:    March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Realty Corporation
                           Managing General Partner

                           JUDD D. MALKIN*
                  By:      Judd D. Malkin, Chairman and
                           Chief Financial Officer
                  Date:    March 22, 1999

                           NEIL G. BLUHM*
                  By:      Neil G. Bluhm, President and Director
                  Date:    March 22, 1999

                           H. RIGEL BARBER*
                  By:      H. Rigel Barber, Chief Executive Officer
                  Date:    March 22, 1999

                           GLENN E. EMIG*
                  By:      Glenn E. Emig, Chief Operating Officer
                  Date:    March 22, 1999


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                  Date:    March 22, 1999

                           A. LEE SACKS*
                  By:      A. Lee Sacks, Director
                  Date:    March 22, 1999

                  By:      STUART C. NATHAN*
                           Stuart C. Nathan, Executive Vice President
                             and Director
                  Date:    March 22, 1999


                  *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Attorney-in-Fact
                  Date:    March 22, 1999

                       JMB INCOME PROPERTIES, LTD. - XI

                                 EXHIBIT INDEX


                                                       DOCUMENT
                                                     INCORPORATED
                                                     BY REFERENCE        Page
                                                     ------------        ----


3-A.        Certain pages of the Prospectus
            dated July 11, 1984                               Yes          --

3-B.        Amended and Restated Agreement
            of Limited Partnership                            Yes          --

4-A.        1994 Mortgage loan agreement
            related to Riverside Square                       Yes          --

4-B.        Mortgage loan agreement
            related to Park Center
            Financial Center                                  Yes          --

4-C.        Mortgage loan agreement
            related to Park Center Plaza                      Yes          --

4-D.        1998 Mortgage Loan agreement
            related to Riverside Square                       No

10-A.       Acquisition documents
            related to Riverside Square                       Yes          --

10-B.       Acquisition documents
            related to Park Center Plaza                      Yes          --

10-C.       Disposition documents related
            to Bank of Delaware                               Yes          --

10-D.       Request for Full Reconveyance
            related to San Jose                               Yes          --

10-E.       Purchase and Sale Agreement related to
            the Royal Executive Park office complex           Yes          --

10-F.       First Amendment to the Purchase
            and Sale Agreement related
            to San Jose                                       Yes          --

10-G.       Purchase and Sale Agreement with
            exhibits related to San Jose                      Yes          --

21.         List of Subsidiaries                               No

24.         Powers of Attorney                                 No

27.         Financial Data Schedule                            No