Form 10-K405/A
period 1998-12-31
JMB INCOME PROPERTIES LTD XI
filed 1999-05-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                               FORM 10-K405/A

                               AMENDMENT NO. 1


              Filed pursuant to Section 12, 13, or 15(d) of the
                       Securities Exchange Act of 1934


For the fiscal year ended
December 31, 1998                        Commission File Number 0-15966



                      JMB INCOME PROPERTIES, LTD. - XI
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



             Illinois                            36-3254043
      -----------------------       ------------------------------------
      (State of organization)       (I.R.S. Employer Identification No.)



  900 N. Michigan Ave., Chicago, Illinois                 60611
  ---------------------------------------              ----------
  (Address of principal executive office)              (Zip Code)



     The undersigned registrant hereby amends the following section of its Report for the year ended December 31, 1998 on Form 10-K405 as set forth in the pages attached hereto:

                                   PART II

      ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 11 through 15A.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              JMB INCOME PROPERTIES, LTD. - XI

                              By:   JMB Realty Corporation
                                    Managing General Partner



                                           GAILEN J. HULL
                                    By:    Gailen J. Hull
                                           Vice President and
                                           Principal Accounting Officer


Dated:  May 12, 1999

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

YEAR 2000

     The year 2000 problem is the result of computer programs being written with two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions or engage in other normal business activities. In addition, other date-sensitive electronic devices could experience various operational difficulties as a result of not being year 2000 compliant.

      The Partnership uses the telephone, accounting, transfer agent and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. Except as noted in the following sentence, the Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant in all material respects. Both the hardware and software for individual personal computers used in the Partnership's administrative systems are expected to be tested for their year 2000 compliance during the summer of 1999.

     The property manager for the Riverside Square Mall has conducted an assessment of various aspects of the property's operating systems in regard to their year 2000 compliance. In general, such assessment was performed through written inquiries to third party vendors and service personnel for the property. Based on the responses to these inquiries, the Partnership believes that the major operating systems for the property, including HVAC controls, elevators and escalators, and alarm and safety systems, are or will be year 2000 compliant in all material respects. In addition, the Partnership believes that the computer hardware and software used in the administration of the property, including transaction processing and record keeping, is or will be year 2000 compliant in all material respects.

     The Partnership does not believe that the year 2000 problem presents any material risks to its business, results of operations or financial condition and has not developed, and does not intend to develop, any contingency plans to address the year 2000 problem. Given its limited operations, the Partnership believes that its accounting, transfer agent and most of its other administrative systems functions could, if necessary, be performed manually (i.e., without significant information technology) for an extended period of time without a material increase in costs to the Partnership. The Partnership has not incurred and does not expect to incur, any material direct costs for year 2000 compliance.

     The Partnership is relying on the representation of various third party vendors and service personnel for the Riverside Square Mall in regard to that property's operating systems year 2000 compliance in all material respects. The Partnership is also relying on the property manager's assessment of the third party vendors and suppliers to be contacted in regard to year 2000 compliance. In the event that the Riverside Square Mall is not year 2000 compliant in all material respects, the property could experience various operational difficulties or systems failures.
This could result in unanticipated remediation costs and, under certain circumstances, possible other costs and expenses. If such were to occur, there is no assurance that such costs and expenses would not, under certain circumstances, have a material adverse effect on the Partnership or its investment in the Riverside Square Mall in the event that the property is not sold during 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership has identified interest rate changes as a potential market risk. The Riverside Square Mall mortgage loan which matures on November 24, 1999 provides for interest only payments based on the 30 day LIBOR rate plus 1.3%.





































                                     15A