Form 10-Q
period 1999-03-31
JMB INCOME PROPERTIES LTD XI
filed 1999-05-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                                    Commission file #0-15966




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

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . .      10




PART II     OTHER INFORMATION


Item 5.     Other Information. . . . . . . . . . . . . . . . . .      12

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .      13

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                      JMB INCOME PROPERTIES, LTD. - XI
                           (A LIMITED PARTNERSHIP)

                               BALANCE SHEETS

                    MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (UNAUDITED)


                                   ASSETS
                                   ------

                                              MARCH 31,        DECEMBER 31,
                                                1999              1998
                                            -------------      -----------
Current assets:
  Cash and cash equivalents. . . . . . .     $ 15,858,476       15,863,283
  Rents and other receivables, net
    of allowance for doubtful
    accounts of $79,457 in 1999
    and $142,393 in 1998 . . . . . . . .        1,620,801        1,601,179
  Prepaid expenses . . . . . . . . . . .           48,989           97,040
                                             ------------     ------------

        Total current assets . . . . . .       17,528,266       17,561,502
                                             ------------     ------------

  Property held for sale or
    disposition. . . . . . . . . . . . .       62,861,919       62,040,706

Deferred expenses. . . . . . . . . . . .        4,216,973        4,382,441
                                             ------------     ------------

                                             $ 84,607,158       83,984,649
                                             ============     ============

                      JMB INCOME PROPERTIES, LTD. - XI
                           (A LIMITED PARTNERSHIP)

                         BALANCE SHEETS - CONTINUED


            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
            -----------------------------------------------------


                                              MARCH 31,        DECEMBER 31,
                                                1999              1998
                                            -------------      -----------

Current liabilities:
  Mortgage note payable. . . . . . . . .     $ 34,000,000       34,000,000
  Accounts payable and other current
    liabilities. . . . . . . . . . . . .          457,901          475,107
  Accrued interest . . . . . . . . . . .          182,604          181,029
                                             ------------     ------------

        Total current liabilities. . . .       34,640,505       34,656,136

Tenant security deposits . . . . . . . .           83,284           89,000
                                             ------------     ------------

Commitments and contingencies

        Total liabilities. . . . . . . .       34,723,789       34,745,136

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000            1,000
    Cumulative net earnings
      (losses) . . . . . . . . . . . . .        6,133,195        6,107,441
    Cumulative cash distributions. . . .       (6,631,429)      (6,631,429)
                                             ------------     ------------
                                                 (497,234)        (522,988)
                                             ------------     ------------
  Limited partners (173,411 interests):
    Capital contributions, net of
      offering costs . . . . . . . . . .      156,493,238      156,493,238
    Cumulative net earnings
      (losses) . . . . . . . . . . . . .       71,961,879       71,343,777
    Cumulative cash distributions. . . .     (178,074,514)    (178,074,514)
                                             ------------     ------------
                                               50,380,603       49,762,501
                                             ------------     ------------
        Total partners' capital
          accounts (deficits). . . . . .       49,883,369       49,239,513
                                             ------------     ------------

                                             $ 84,607,158       83,984,649
                                             ============     ============














               See accompanying notes to financial statements.

                      JMB INCOME PROPERTIES, LTD. - XI
                           (A LIMITED PARTNERSHIP)

                          STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)


                                                   1999            1998
                                                ----------      ----------
Income:
  Rental income. . . . . . . . . . . . . . . . $ 3,191,744       3,136,176
  Interest income. . . . . . . . . . . . . . .     166,094         391,329
                                               -----------      ----------
                                                 3,357,838       3,527,505
                                               -----------      ----------
Expenses:
  Mortgage and other interest. . . . . . . . .     596,249         716,228
  Property operating expenses. . . . . . . . .   1,767,975       1,696,470
  Professional services. . . . . . . . . . . .      63,211          96,432
  Amortization of deferred expenses. . . . . .     168,883         113,107
  General and administrative . . . . . . . . .     117,664         130,416
                                               -----------      ----------
                                                 2,713,982       2,752,653
                                               -----------      ----------
                                                   643,856         774,852
Partnership's share of operations
  of unconsolidated ventures . . . . . . . . .       --            302,241
Partnership's share of gain on sale
  of investment properties
  of unconsolidated venture. . . . . . . . . .       --         20,826,930
                                               -----------      ----------
        Earnings (loss) before
          Partnership's share of
          extraordinary item from
          unconsolidated venture . . . . . . .     643,856      21,904,023

Partnership's share of extraordinary
  item from unconsolidated venture . . . . . .       --         (1,259,118)
                                               -----------      ----------
        Net earnings (loss). . . . . . . . . . $   643,856      20,644,905
                                               ===========      ==========
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on
            sale of investment property
            and Partnership's share of
            extraordinary item from
            unconsolidated venture . . . . . . $      3.56            5.96
          Partnership's share of gain
            on sale of investment
            properties of uncon-
            solidated venture. . . . . . . . .       --             118.90
          Partnership's share of extra-
            ordinary item from
            unconsolidated venture . . . . . .       --               7.19
                                               -----------      ----------
              Net earnings (loss). . . . . . . $      3.56          132.05
                                               ===========      ==========
        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . . $     --             180.00
                                               ===========      ==========




               See accompanying notes to financial statements.

                      JMB INCOME PROPERTIES, LTD. - XI
                           (A LIMITED PARTNERSHIP)

                          STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)


                                                   1999            1998
                                                ----------      ----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . .$    643,856      20,644,905
  Items not requiring (providing) cash or
   cash equivalents:
    Amortization of deferred expenses. . . . .     168,883         113,107
    Partnership's share of operations of
      unconsolidated ventures, net of
      distributions. . . . . . . . . . . . . .       --           (302,241)
    Partnership's share of gain on sale of
      investment properties of uncon-
      solidated venture. . . . . . . . . . . .       --        (20,826,930)
    Partnership's share of extraordinary
      item from unconsolidated venture . . . .       --          1,259,118
  Changes in:
    Rents and other receivables. . . . . . . .     (19,622)        385,922
    Prepaid expenses . . . . . . . . . . . . .      48,051          53,016
    Escrow deposits. . . . . . . . . . . . . .       --            (94,445)
    Accounts payable and other current
      liabilities. . . . . . . . . . . . . . .     (17,206)       (439,865)
    Accrued interest payable . . . . . . . . .       1,575            (985)
    Tenant security deposits . . . . . . . . .      (5,716)         (1,250)
                                              ------------     -----------
        Net cash provided by (used in)
          operating activities . . . . . . . .     819,821         790,352
                                              ------------     -----------
Cash flows from investing activities:
  Additions to investment properties . . . . .    (821,213)        (10,748)
  Payment of deferred expenses . . . . . . . .      (3,415)          --
                                              ------------     -----------
        Net cash provided by (used in)
          investing activities . . . . . . . .    (824,628)        (10,748)
                                              ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . .       --           (141,544)
  Distributions to limited partners. . . . . .       --        (31,213,980)
                                              ------------     -----------
        Net cash provided by (used in)
          financing activities . . . . . . . .       --        (31,355,524)
                                              ------------     -----------
        Net increase (decrease) in cash
          and cash equivalents . . . . . . . .      (4,807)    (30,575,920)
        Cash and cash equivalents,
          beginning of year. . . . . . . . . .  15,863,283      42,298,264
                                              ------------     -----------
        Cash and cash equivalents,
          end of period. . . . . . . . . . . .$ 15,858,476      11,722,344
                                              ============     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest . . . . . . . . . . . . . . . . . $    594,674        717,213
                                              ============     ===========
  Non-cash investing and financing
    activities . . . . . . . . . . . . . . . .$      --              --
                                              ============     ===========

               See accompanying notes to financial statements.

                      JMB INCOME PROPERTIES, LTD. - XI
                           (A LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS

                           MARCH 31, 1999 AND 1998
                                 (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998 which are included in the Partnership's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership has committed to a plan to sell or dispose of Riverside Square Mall, its last remaining investment property. Accordingly, the property has been classified as held for sale or disposition in the accompanying financial statements. The results of operations for this property and for properties sold or disposed of in the past two years were $652,855 and $628,521, respectively, for the three months ended March 31, 1999 and 1998. In addition, the accompanying financial statements include $0 and $302,241, respectively of the Partnership's share of total property operations of $0 and $604,482 for the three months ended March 31, 1999 and 1998 of unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1999 and for the three months ended
March 31, 1999 and 1998 were as follows:

                                                                 Unpaid at
                                                                 March 31,
                                       1999         1998           1999
                                     --------     -------      -------------
Property management
 and leasing fees. . . . . . . .     $ 61,828      67,049            --
Insurance commissions. . . . . .        2,178       --               --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site and
 other costs for the Partner-
 ship and its investment
 properties. . . . . . . . . . .       25,475      16,461             768
                                     --------     -------          ------
                                     $ 89,481      83,510             768
                                     ========     =======          ======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property that was owned by a venture in which the Partnership owned an interest. The fees earned by such company from such venture attributable to the Partnership for the three months ended
March 31, 1998 were approximately $5,400, all of which has been paid. As such property has been sold, no further fees are expected to be paid by such venture to such company.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $2,152,000 at March 31, 1999. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts.

     An affiliate of the General Partners of the Partnership manages the Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions. Such fees and commissions are subject to deferral to the extent they are in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property. No such deferred fees or commissions were outstanding during the periods reported in the accompanying financial statements.

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

     RIVERSIDE SQUARE MALL

     Occupancy at the portion of the mall owned by the Partnership decreased from 90% to 89% during the quarter. The Partnership is continuing to remerchandise the mall and is currently expected to incur in 1999 approximately $4,300,000 for tenant improvements and capital expenditures, which includes a portion of the theater/restaurant expansion, as discussed below.

     During 1998, the Partnership reached an agreement in principle with a theatre operator to open a multiscreen theatre complex at the mall. This expansion would add approximately 20,000 square feet of space and would include new restaurants. The Partnership intends to fund the estimated cost of approximately $7.6 million for the expansion from its working capital reserves. The Partnership received planning and zoning board approval from the City of Hackensack for such expansion in October 1998 and from the County of Bergen in April 1999. However, this expansion, including the theatre lease, is subject to many contingencies, including final documentation and the possible sale of the shopping center in 1999. As such there can be no assurance that this expansion will be completed on these or any other terms.

     The previous mortgage loan on the property provided for rate adjustments every four years, beginning November 1, 1998. In addition, the loan allowed the Partnership to prepay the loan without penalty for a 60 day period every four years starting October 1, 1998. On May 1, 1998, in accordance with the loan documents, the lender notified the Partnership of the rate adjustment effective November 1, 1998. Given that the Partnership was actively marketing the property for sale and that the prepayment penalty would be substantial if the property were sold outside of the 60 day window provided in the loan documents, the Partnership elected not to accept the lender's rate adjustment. The election accelerated the maturity date of the loan to December 1, 1998, from December 1, 2006. In 1998, the Partnership obtained alternative financing for $34,000,000, with no prepayment penalty, to replace the current loan. The new mortgage loan matures November 24, 1999, with an option for a six month extension, and provides for interest only payments based on the 30 day LIBOR rate (approximately 4.9% at March 31, 1999) plus 1.3%. The proceeds from the mortgage loan were used to pay the outstanding balance of the old loan of approximately $33,871,000 plus a portion of the refinancing costs. The net cost to the Partnership of the refinancing, including costs and fees of approximately $255,000, was approximately $126,000.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond such date. The Partnership continues to market the property for sale.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates for the three months ended March 31, 1998 is as follows:
                                                                1998
                                                            -----------
     Total income. . . . . . . . . . . . . . . . . . . .    $ 1,887,310
                                                            ===========
     Operating income  . . . . . . . . . . . . . . . . .    $   604,482
                                                            ===========
     Net earnings to the Partnership . . . . . . . . . .    $   302,241
                                                            ===========
     Partnership's share of gain on sale . . . . . . . .    $20,826,930
                                                            ===========
     Partnership's share of extraordinary item . . . . .    $(1,259,118)
                                                            ===========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references to Notes are to Notes to the accompanying financial statements. Reference is made to the Notes for additional information concerning certain of the Partnership's investments.

     The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     During 1997 and 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $125 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. In April 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.9% of the Interests in the Partnership at $150 per Interest. The offer is scheduled to expire in late May 1999. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price is inadequate.

As of the date of this report, the Partnership is aware that 7.45% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 1999, the Partnership had cash and cash equivalents of approximately $15,858,000. Such funds may be utilized for distributions to partners and for working capital requirements including operating deficits, costs of re-leasing vacant space, and certain capital improvements at the Riverside Square Mall. Additionally, funds may be utilized to fund a potential theatre/restaurant expansion at the Riverside Square Mall investment property, as more fully discussed in the Notes.

     Effective in 1998, the Partnership changed from a semi-annual distribution of cash flow from operations of $6 per Interest to an annual distribution of $4 per Interest as a result of (a) the Partnership's reduction in cash flow from operations after the sales of the Royal Executive Park II office complex in December 1997 and the Park Center Financial Plaza office complex in February 1998 and (b) the need to reserve funds necessary for the potential theatre/restaurant expansion at the Riverside Square Mall. The operating distribution of $4 per Interest is expected to be made in May 1999 and no further distributions of cash flow from operations are anticipated to be made for 1999.

     After reviewing the remaining property and the marketplace in which it operates, the General Partners of the Partnership expect to be able to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up in the 1999-2000 time frame, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in interest income for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to the temporary investment of proceeds during the first quarter of 1998, related to the December 1997 sale of the Royal Executive Park II office complex and the February 1998 sale of the Partnership's interest in the Park Center Financial Plaza office complex which proceeds were subsequently distributed to the Limited Partners in February and May 1998, respectively.

     The decrease in mortgage and other interest for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to the decreased interest rate on the replacement financing relating to the Riverside Square Mall investment property.

     The increase in property operating expenses for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to an increase in snow removal costs at the Riverside Square Mall investment property.

     The increase in amortization of deferred expenses for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is due to the amortization of costs associated with the refinancing in the fourth quarter of 1998 of the mortgage debt secured by the Riverside Square Mall investment property.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 is primarily due to the sale of the Park Center Financial Plaza office complex in February 1998.

     The Partnership's share of gain on sale of investment properties of unconsolidated venture of $20,826,930 in 1998, is due to the gain recognized on the sale of the Park Center Financial Plaza investment property in February 1998.

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

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                      OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1999.

                                                       1998                                   1999
                                        -------------------------------------      ------------------------------
                                        At         At          At         At       At       At       At       At
                                       3/31       6/30        9/30      12/31     3/31     6/30     9/30    12/31
                                       ----       ----        ----      -----     ----     ----    -----    -----

Riverside Square Mall
  Hackensack, New Jersey . . . . . .    90%        90%         90%        90%      89%


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


                 JMB INCOME PROPERTIES, LTD. - XI

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Senior Vice President
                      Date:  May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:    GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                      Date:  May 12, 1999