Form 10-Q
period 1999-06-30
JMB INCOME PROPERTIES LTD XI
filed 1999-08-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                                Commission file #0-15966




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

                                               BALANCE SHEETS

                                     JUNE 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 15,851,633     15,863,283
  Rents and other receivables, net of allowance for doubtful
    accounts of $90,830 in 1999 and $293,856 in 1998. . . . . . . . . .        1,583,600      1,601,179
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           17,881         97,040
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       17,453,114     17,561,502
                                                                            ------------   ------------

  Property held for sale or disposition . . . . . . . . . . . . . . . .       53,213,796     62,040,706

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,047,386      4,382,441
                                                                            ------------   ------------

                                                                            $ 74,714,296     83,984,649
                                                                            ============   ============






                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Mortgage note payable . . . . . . . . . . . . . . . . . . . . . . . .     $ 34,000,000     34,000,000
  Accounts payable and other current liabilities. . . . . . . . . . . .          311,048        475,107
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          176,635        181,029
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .       34,487,683     34,656,136

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           83,284         89,000
                                                                            ------------   ------------

Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .       34,570,967     34,745,136

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        5,771,339      6,107,441
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                                (859,090)      (522,988)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       63,277,339     71,343,777
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (178,768,158)  (178,074,514)
                                                                            ------------   ------------
                                                                              41,002,419     49,762,501
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       40,143,329     49,239,513
                                                                            ------------   ------------

                                                                            $ 74,714,296     83,984,649
                                                                            ============   ============

                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 3,040,019     3,128,417     6,231,763     6,264,593
  Interest income . . . . . . . . . . . . . . . .      167,905       226,717       333,999       618,046
                                                   -----------    ----------    ----------    ----------
                                                     3,207,924     3,355,134     6,565,762     6,882,639
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      535,146       713,232     1,131,395     1,429,460
  Property operating expenses . . . . . . . . . .    1,613,600     1,772,097     3,381,575     3,468,567
  Professional services . . . . . . . . . . . . .       42,133         8,164       105,344       104,596
  Amortization of deferred expenses . . . . . . .      169,585       113,262       338,468       226,369
  General and administrative. . . . . . . . . . .       93,856       101,815       211,520       232,231
  Provision for value impairment. . . . . . . . .    9,800,000          --       9,800,000          --
                                                   -----------    ----------    ----------    ----------
                                                    12,254,320     2,708,570    14,968,302     5,461,223
                                                   -----------    ----------    ----------    ----------
                                                    (9,046,396)      646,564     8,402,540)    1,421,416
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .        --          242,196         --          544,437
Partnership's share of gain on sale of
  investment properties of unconsolidated
  venture . . . . . . . . . . . . . . . . . . . .        --            --            --       20,826,930
                                                   -----------    ----------    ----------    ----------
        Earnings (loss) before Partnership's
          share of extraordinary item from
          unconsolidated venture. . . . . . . . .   (9,046,396)      888,760    (8,402,540)   22,792,783

Partnership's share of extraordinary item
  from unconsolidated venture . . . . . . . . . .        --            --            --       (1,259,118)
                                                   -----------    ----------    ----------    ----------
        Net earnings (loss) . . . . . . . . . . .$   (9,046,396)     888,760    (8,402,540)   21,533,665
                                                   ===========    ==========    ==========    ==========




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED




                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on
            sale of investment property
            and Partnership's share of extra-
            ordinary item from unconsolidated
            venture . . . . . . . . . . . . . . .  $    (50.08)         4.92        (46.52)        10.88
          Partnership's share of gain on sale
            of investment properties of
            unconsolidated venture. . . . . . . .        --            --            --           118.90
          Partnership's share of extraordinary
            item from unconsolidated venture. . .        --            --            --            (7.19)
                                                   -----------    ----------    ----------    ----------
              Net earnings (loss) . . . . . . . .$      (50.08)         4.92        (46.52)       122.59
                                                   ===========    ==========    ==========    ==========
        Cash distributions per limited
          partnership interest. . . . . . . . . .  $      4.00        144.00          4.00        324.00
                                                   ===========    ==========    ==========    ==========

















                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)


                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  (8,402,540)     21,533,665
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       338,468         226,369
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .     9,800,000            --
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .         --           (544,437)
    Partnership's share of gain on sale of investment properties
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .         --        (20,826,930)
    Partnership's share of extraordinary item from unconsolidated
      venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          1,259,118
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .        17,579         339,271
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        79,159          74,385
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           (767,595)
    Accounts payable and other current liabilities. . . . . . . . . . . . .      (164,059)       (630,383)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        (4,394)         (1,991)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .         --            689,206
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (5,716)         (3,633)
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .     1,658,497       1,347,045
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .      (973,090)       (205,770)
  Partnership's distributions from unconsolidated venture . . . . . . . . .         --         25,000,000
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (3,413)         (4,954)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .      (976,503)     24,789,276
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .         --           (286,061)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (693,644)    (56,185,164)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (693,644)    (56,471,225)
                                                                             ------------     -----------




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED

                                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)



                                                                                 1999             1998
                                                                             ------------     -----------

        Net increase (decrease) in cash and cash equivalents. . . . . . . .       (11,650)    (30,334,904)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    15,863,283      42,298,264
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 15,851,633      11,963,360
                                                                             ============     ===========


Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,135,789       1,431,451
                                                                             ============     ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========




















                               See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1999 AND 1998
                              (UNAUDITED)



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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership has committed to a plan to sell or dispose of Riverside Square Mall, its last remaining investment property. Accordingly, the property has been classified as held for sale or disposition in the accompanying financial statements. The results of operations for this property and for properties sold or disposed of in the past two years were $(8,433,434) and $1,181,832, respectively, for the six months ended June 30, 1999 and 1998. In addition, the accompanying financial statements include $0 and $544,437, respectively of the Partnership's share of total property operations of $0 and $1,088,874 for the six months ended June 30, 1999 and 1998 of unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1999 and for the six months ended June 30, 1999 and 1998 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1999         1998         1999
                                 --------     -------    -------------
Property management
 and leasing fees . . . . . .    $121,333     144,027          --
Insurance commissions . . . .      30,209      34,300          --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site and
 other costs for the Partner-
 ship and its investment
 properties . . . . . . . . .      48,032      32,922          --
                                 --------     -------        ------
                                 $199,574     211,249          --
                                 ========     =======        ======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property that was owned by a venture in which the Partnership owned an interest. The fees earned by such company from such venture attributable to the Partnership for the six months ended June 30, 1998 were approximately $5,400, all of which has been paid. As such property has been sold, no further fees are expected to be paid by such venture to such company.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $2,229,000 at June 30, 1999. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the majority of these amounts.

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

     RIVERSIDE SQUARE MALL

     Occupancy at the portion of the mall owned by the Partnership was 89% at June 30, 1999. As discussed below, the partnership sold its interest in the mall to an unaffiliated third party in August 1999.

     During 1998, the Partnership reached an agreement in principle with a theatre operator to open a multiscreen theatre complex at the mall. This expansion would have added approximately 20,000 square feet of space and would have included new restaurants. The Partnership intended to fund the estimated cost of approximately $7.6 million for the expansion from its working capital reserves. The Partnership received planning and zoning board approval from the City of Hackensack for such expansion in October 1998 and from the County of Bergen in April 1999. However, this expansion, including the theatre lease, was subject to many contingencies, including final documentation and the potential sale of the shopping center in 1999.

     The previous mortgage loan on the property provided for rate adjustments every four years, beginning November 1, 1998. In addition, the loan allowed the Partnership to prepay the loan without penalty for a 60 day period every four years starting October 1, 1998. On May 1, 1998, in accordance with the loan documents, the lender notified the Partnership of the rate adjustment effective November 1, 1998. Given that the Partnership was actively marketing the property for sale and that the prepayment penalty would be substantial if the property were sold outside of the 60 day window provided in the loan documents, the Partnership elected not to accept the lender's rate adjustment. The election accelerated the maturity date of the loan to December 1, 1998, from December 1, 2006. In 1998, the Partnership obtained alternative financing for $34,000,000, with no prepayment penalty, to replace the current loan. The new mortgage loan was to mature November 24, 1999, with an option for a six month extension, and provided for interest only payments based on the 30 day LIBOR rate (approximately 5.2% at June 30, 1999) plus 1.3%. The proceeds from the mortgage loan were used to pay the outstanding balance of the old loan of approximately $33,871,000 plus a portion of the refinancing costs. The net cost to the Partnership of the refinancing, including costs and fees of approximately $255,000, was approximately $126,000.

     In July 1999, the Partnership finalized a contract with a potential purchaser for the sale of the mall and on August 5, 1999, the Partnership sold the mall to an unaffiliated third party for a sale price of $59,500,000 (before selling expenses and prorations). The Partnership is expected to realize net sale proceeds of approximately $24,700,000 after repayment of the mortgage loan securing the property in the amount of $34,000,000 and payment of selling expenses of approximately $800,000. The sale is estimated to result in a gain for Federal income tax reporting purposes in 1999 of approximately $8,500,000. As the sale value of the property as indicated by the sales contract resulted in a loss of approximately $9,800,000 for financial reporting purposes, as a matter of prudent accounting practice the Partnership has recognized this amount as a provision for value impairment at June 30, 1999. In addition, in connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period that expires July 31, 2000.

Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and in no event exceed $1,000,000 in the aggregate. Also, in accordance with the purchase agreement, the Partnership was required to establish reserves of at least $1,000,000 in cash or reasonably liquid investments as of the closing date for the purpose of paying any specified liabilities (as defined) during the survival period.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond such date.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates for the six months ended June 30, 1998 is as follows:

                                                           1998
                                                       -----------
     Total income . . . . . . . . . . . . . . . . .    $ 2,402,629
                                                       ===========
     Operating income . . . . . . . . . . . . . . .    $ 1,088,874
                                                       ===========
     Net earnings to the Partnership. . . . . . . .    $   544,437
                                                       ===========
     Partnership's share of gain on sale. . . . . .    $20,826,930
                                                       ===========
     Partnership's share of extraordinary item. . .    $(1,259,118)
                                                       ===========


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998.


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

     During 1998, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $125 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. In April 1999, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4.9% of the Interests in the Partnership at $150 per Interest. The offer was scheduled to expire in late May 1999 but was extended through mid August 1999. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price is inadequate. As of the date of this report, the Partnership is aware that 7.45% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1999, the Partnership had cash and cash equivalents of approximately $15,852,000. Such funds will be utilized for distributions to partners and for working capital requirements of the Partnership.

     Effective in 1998, the Partnership changed from a semi-annual distribution of cash flow from operations of $6 per Interest to an annual distribution of $4 per Interest as a result of (a) the Partnership's reduction in cash flow from operations after the sales of the Royal Executive Park II office complex in December 1997 and the Park Center Financial Plaza office complex in February 1998 and (b) the need to reserve funds necessary for the potential theatre/restaurant expansion at the Riverside Square Mall. The operating distribution of $4 per Interest was made in May 1999.

     On August 5, 1999, the Partnership sold the Riverside Square Mall to an unaffiliated third party for $59,500,000. In conjunction with the sale of the mall, the Partnership contracted to certain representations, warranties and covenants which expire July 31, 2000. Reference is made to the Notes for a further description of such sale. Accordingly, the General Partners potentially could terminate the affairs of the Partnership by the end of 1999, barring unforeseen economic developments.

     In connection with the potential liquidation and termination of the Partnership, the Managing General Partner may form a liquidating trust on or before December 31, 1999, in which all of the Partnership's remaining assets, subject to liabilities, would be transferred. The initial trustees of the liquidating trust would be individuals who are officers of the Managing General Partner. Each Holder of Interest in the Partnership would, upon the establishment of the liquidating trust, be deemed to be the beneficial owner of a comparable share of the aggregate beneficial interests in the liquidating trust. It is anticipated that the liquidating trust, if formed, would permit the realization of substantial cost savings in administrative and other expenses until any residual liabilities (including contingent liabilities) of the Partnership are paid or otherwise determined to be extinguished and any remaining funds are distributed to the beneficial owners of the liquidating trust. The liquidating trust would be expected to be in existence for a period not to exceed one year, subject to extension under certain circumstances. The formation of the liquidating trust is subject to certain contingencies, and there is no assurance that the liquidating trust will be formed.

RESULTS OF OPERATIONS

     The decrease in accounts payable and other current liabilities as of June 30, 1999 as compared to December 31, 1998 is primarily due to a decrease in unearned rents due to the timing of the collection of rental income at the Riverside Square Mall investment property.

     The decrease in interest income for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 is primarily due to the temporary investment of proceeds during the first quarter of 1998, related to the December 1997 sale of the Royal Executive Park II office complex and the February 1998 sale of the Partnership's interest in the Park Center Financial Plaza office complex, which proceeds were subsequently distributed to the Limited Partners in February and May 1998, respectively.

     The decrease in mortgage and other interest for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 is primarily due to the decreased interest rate on the replacement financing relating to the Riverside Square Mall investment property.

     The increase in amortization of deferred expenses for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 is due to the amortization of costs associated with the refinancing in the fourth quarter of 1998 of the mortgage debt secured by the Riverside Square Mall investment property.

     The decrease in property held for sale or disposition as of June 30, 1999 as compared to December 31, 1998 and the corresponding provision for value impairment of $9,800,000 for the three and six months ended June 30, 1999 is due to the reduction of the net carrying value of the Riverside Square Mall as of June 30, 1999.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998 is primarily due to the sale of the Park Center Financial Plaza office complex in February 1998.

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

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1999.

                                                 1998                                1999
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

Riverside Square Mall
  Hackensack, New Jersey. . . . .    90%       90%        90%       90%     89%      89%






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


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  August 13, 1999