Form 10-Q
period 1999-09-30
JMB INCOME PROPERTIES LTD XI
filed 1999-11-12
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1999                           Commission file #0-15966




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . . .    12



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    14

Item 5.    Other Information. . . . . . . . . . . . . . . . .    16

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    17

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                               BALANCE SHEETS

                                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $  39,291,118     15,863,283
  Restricted Funds. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,000,000          --
  Rents and other receivables, net of allowance for
    doubtful accounts of $293,856 in 1998 . . . . . . . . . . . . . . .          180,502      1,601,179
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            --            97,040
                                                                            ------------   ------------

        Total current assets. . . . . . . . . . . . . . . . . . . . . .       40,471,620     17,561,502
                                                                            ------------   ------------

  Property held for sale or disposition . . . . . . . . . . . . . . . .            --        62,040,706

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            --         4,382,441
                                                                            ------------   ------------

                                                                            $ 40,471,620     83,984,649
                                                                            ============   ============






                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------
Current liabilities:
  Mortgage note payable . . . . . . . . . . . . . . . . . . . . . . . .     $      --        34,000,000
  Accounts payable and other current liabilities. . . . . . . . . . . .           57,979        475,107
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .            --           181,029
                                                                            ------------   ------------

        Total current liabilities . . . . . . . . . . . . . . . . . . .           57,979     34,656,136

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .            --            89,000
                                                                            ------------   ------------

Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .           57,979     34,745,136

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        5,773,392      6,107,441
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (6,631,429)    (6,631,429)
                                                                            ------------   ------------
                                                                                (857,037)      (522,988)
                                                                            ------------   ------------
  Limited partners (173,411 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .      156,493,238    156,493,238
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       63,545,598     71,343,777
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (178,768,158)  (178,074,514)
                                                                            ------------   ------------
                                                                              41,270,678     49,762,501
                                                                            ------------   ------------
        Total partners' capital accounts (deficits) . . . . . . . . . .       40,413,641     49,239,513
                                                                            ------------   ------------

                                                                            $ 40,471,620     83,984,649
                                                                            ============   ============

                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $ 1,011,831     3,272,541     7,243,594     9,537,134
  Interest income . . . . . . . . . . . . . . . .      390,935       157,664       724,934       775,710
  Gain on sale of investment property . . . . . .      292,002         --          292,002         --
                                                   -----------    ----------    ----------    ----------
                                                     1,694,768     3,430,205     8,260,530    10,312,844
                                                   -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .      230,646       710,174     1,362,041     2,139,634
  Property operating expenses . . . . . . . . . .      970,002     1,823,263     4,351,577     5,291,830
  Professional services . . . . . . . . . . . . .       27,364           519       132,708       105,115
  Amortization of deferred expenses . . . . . . .       66,106       113,185       404,574       339,554
  General and administrative. . . . . . . . . . .       53,848        94,224       265,368       326,455
  Provision for value impairment. . . . . . . . .        --             --       9,800,000          --
                                                   -----------    ----------    ----------    ----------
                                                     1,347,966     2,741,365    16,316,268     8,202,588
                                                   -----------    ----------    ----------    ----------
                                                       346,802       688,840    (8,055,738)    2,110,256
Partnership's share of operations of
  unconsolidated ventures . . . . . . . . . . . .        --            6,918         --          551,355
                                                   -----------    ----------    ----------    ----------

        Earnings (loss) before gain on sale of
          investment property of unconsolidated
          venture . . . . . . . . . . . . . . . .      346,802       695,758    (8,055,738)    2,661,611

Partnership's share of gain on sale of
  investment property of
  unconsolidated venture. . . . . . . . . . . . .        --            --            --       20,826,930
                                                   -----------    ----------    ----------    ----------





                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED




                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
        Earnings (loss) before
          extraordinary items . . . . . . . . . .      346,802       695,758    (8,055,738)   23,488,541

Extraordinary item and Partnership's
  share of extraordinary item
  from unconsolidated venture . . . . . . . . . .      (76,490)        --          (76,490)   (1,259,118)
                                                   -----------    ----------    ----------    ----------

        Net earnings (loss) . . . . . . . . . . .  $   270,312       695,758    (8,132,228)   22,229,423
                                                   ===========    ==========    ==========    ==========

        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on
            sale of investment property
            venture . . . . . . . . . . . . . . .  $       .30          3.85        (46.21)        14.73
          Gain on sale of investment property . .         1.67         --             1.67         --
          Partnership's share of gain on sale
            of investment property of
            unconsolidated venture. . . . . . . .        --            --            --           118.90
          Extraordinary item and Partnership's
            share of extraordinary item from
            unconsolidated venture. . . . . . . .         (.42)        --             (.42)        (7.19)
                                                   -----------    ----------    ----------    ----------
              Net earnings (loss) . . . . . . . .  $      1.55          3.85        (44.96)       126.44
                                                   ===========    ==========    ==========    ==========
        Cash distributions per limited
          partnership interest. . . . . . . . . .  $       --          --             4.00        324.00
                                                   ===========    ==========    ==========    ==========






                               See accompanying notes to financial statements.

                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $  (8,132,228)     22,229,423
  Items not requiring (providing) cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       404,574         339,554
    Provision for value impairment. . . . . . . . . . . . . . . . . . . . .     9,800,000            --
    Gain on sale of investment property . . . . . . . . . . . . . . . . . .      (292,002)           --
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .           --         (551,355)
    Partnership's share of gain on sale of investment properties
      of unconsolidated venture . . . . . . . . . . . . . . . . . . . . . .           --      (20,826,930)
    Extraordinary item and Partnership's share of extraordinary
      item from unconsolidated venture. . . . . . . . . . . . . . . . . . .        76,490       1,259,118
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       106,770         862,285
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        97,040         (54,804)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --         (862,173)
    Accounts payable and other current liabilities. . . . . . . . . . . . .      (417,128)       (557,950)
    Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .      (181,029)         (3,017)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .           --          591,205
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (89,000)         (3,633)
                                                                             ------------     -----------
        Net cash provided by (used in) operating activities . . . . . . . .     1,373,487       2,421,723
                                                                             ------------     -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .    (1,008,906)       (577,215)
  Cash proceed from sale of investment property, net
    of selling expenses . . . . . . . . . . . . . . . . . . . . . . . . . .    24,758,322           --
  Partnership's distributions from unconsolidated venture . . . . . . . . .           --       25,000,000
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (1,424)        (38,954)
                                                                             ------------     -----------
        Net cash provided by (used in) investing activities . . . . . . . .    23,747,992      24,383,831
                                                                             ------------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .           --         (433,617)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .      (693,644)    (56,185,164)
                                                                             ------------     -----------
        Net cash provided by (used in) financing activities . . . . . . . .      (693,644)    (56,618,781)
                                                                             ------------     -----------




                                      JMB INCOME PROPERTIES, LTD. - XI
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED

                                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)



                                                                                 1999             1998
                                                                             ------------     -----------

        Net increase (decrease) in cash and cash equivalents. . . . . . . .    24,427,835     (29,813,227)

        Cash and cash equivalents, beginning of year. . . . . . . . . . . .    15,863,283      42,298,264
                                                                             ------------     -----------

        Cash and cash equivalents, end of period. . . . . . . . . . . . . .  $ 40,291,118      12,485,037
                                                                             ============     ===========


Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $  1,543,070       2,142,651
                                                                             ============     ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
     Total sale proceeds from sale of
       investment property:
         Total sale proceeds, net of
           selling expenses . . . . . . . . . . . . . . . . . . . . . . . .    58,758,322          --
     Repayment of mortgage loan . . . . . . . . . . . . . . . . . . . . . .    34,000,000          --
                                                                                   ------------      -----------
          Cash proceeds from sale
            of investment property. . . . . . . . . . . . . . . . . . . . .    24,758,322          --
                                                                                   ============      ===========











                               See accompanying notes to financial statements.

                   JMB INCOME PROPERTIES, LTD. - XI
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1999 AND 1998
                              (UNAUDITED)



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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership had committed to a plan to sell or dispose of Riverside Square Mall, its last remaining investment property. Accordingly, the property had been classified as held for sale or disposition in the accompanying financial statements. The results of operations for this property and for properties sold or disposed of in the past two years were $(8,620,074) and $1,837,026, respectively, for the nine months ended September 30, 1999 and 1998. In addition, the accompanying financial statements include $0 and $551,355, respectively of the Partnership's share of total property operations of $0 and $1,102,709 for the nine months ended September 30, 1999 and 1998 of unconsolidated properties held for sale or disposition or sold or disposed of during the past two years.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 were as follows:

                                                          Unpaid at
                                                         September 30,
                                   1999         1998        1999
                                 --------     -------    -------------
Property management
 and leasing fees . . . . . .  $ 188,831      185,820           --
Insurance commissions . . . .     30,209       34,560           --
Reimbursement (at cost)
 for out-of-pocket salary
 and salary-related expenses
 related to the on-site and
 other costs for the Partner-
 ship and its investment
 properties . . . . . . . . .     61,593       77,720           --
                                 --------     -------        ------
                                $280,633      298,100           --
                                 ========     =======        ======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provides certain property management services to a property that was owned by a venture in which the Partnership owned an interest. The fees earned by such company from such venture attributable to the Partnership for the nine months ended September 30, 1998 were approximately $5,400, all of which has been paid. As such property has been sold, no further fees are expected to be paid by such venture to such company.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions was approximately $2,229,000 at September 30, 1999. The amount is being deferred in accordance with the subordination requirements of the Partnership Agreement and has not been reflected in the accompanying consolidated financial statements. The Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of these amounts.

     An affiliate of the General Partners of the Partnership managed the Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions. Such fees and commissions were subject to deferral to the extent they were in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property. No such deferred fees or commissions were outstanding during the periods reported in the accompanying financial statements.

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

     RIVERSIDE SQUARE MALL

     On August 5, 1999, the Partnership sold the Riverside Square mall to an unaffiliated third party for a sale price of $59,500,000 (before selling expenses and prorations). The Partnership realized net sale proceeds of approximately $24,700,000 after repayment of the mortgage loan securing the property in the amount of $34,000,000 and payment of selling expenses of approximately $750,000. The sale is estimated to result in a gain for Federal income tax reporting purposes in 1999 of approximately $8,500,000. As the sale value of the property as indicated by the sales contract was expected to result in a loss of approximately $9,800,000 for financial reporting purposes, as a matter of prudent accounting practice the Partnership recognized this amount as a provision for value impairment at June 30, 1999. The Partnership has recognized a gain of approximately $292,000 for financial reporting purposes at September 30, 1999. In connection with the sale, the Partnership recorded at September 30, 1999 an extraordinary loss for financial reporting purposes of $76,490 as a result of the write off of the remaining deferred mortgage balance. In addition, in connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period that expires July 31, 2000.

Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and in no event exceed $1,000,000 in the aggregate. Also, in accordance with the purchase and sale agreement, the Partnership was required to establish reserves of at least $1,000,000 in cash or reasonably liquid investments as of the closing date for the purpose of paying any specified liabilities (as defined) during the survival period which expires July 31, 2000.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond such date.

UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

     The summary income statement information for JMB/San Jose Associates for the nine months ended September 30, 1998 is as follows:

                                            1998
                                        -----------
     Total income . . . .               $ 2,463,992
                                        ===========
     Operating income . .                 1,102,709
                                        ===========
     Net earnings to the
       Partnership. . . .                   551,355
                                        ===========
     Partnership's share of
       gain on sale . . .                20,826,930
                                        ===========
     Partnership's share of
       extraordinary item .              (1,259,118)
                                        ===========

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998.

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

     During 1998 and 1999, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase less than 5% of the Interests in the Partnership at between $125 and $400 per Interest. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers have expired. As of the date of this report, the Partnership is aware that 7.66% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1999, the Partnership had cash and cash equivalents of approximately $40,291,000. Such funds will be utilized for distributions to partners and for working capital requirements of the Partnership. The Partnership will make a distribution in November 1999 of $34,682,200 ($200 per Interest) to the Holders and $1,156,073 to the General Partners. In addition, in accordance with the Riverside Square purchase and sale agreement, $1,000,000 will be held in reserve for the purpose of paying any specified liabilities (as defined) relating to the representations, warranties and covenants agreed to in the sale and arising during the survival period that ends on July 31, 2000. Reference is made to the Notes for a further description of such sale.

     Effective in 1998, the Partnership changed from a semi-annual distribution of cash flow from operations of $6 per Interest to an annual distribution of $4 per Interest as a result of (a) the Partnership's reduction in cash flow from operations after the sales of the Royal Executive Park II office complex in December 1997 and the Park Center Financial Plaza office complex in February 1998 and (b) the need to reserve funds necessary for the potential theatre/restaurant expansion at the Riverside Square Mall. The operating distribution of $4 per Interest was made in May 1999. Additionally, the Partnership will make a distribution of sales proceeds received from the sale of the Riverside Square Mall of $140 per Interest and a distribution of previously undistributed cash flow from operations of $60 per interest in November 1999.

     On August 5, 1999, the Partnership sold the Riverside Square Mall to an unaffiliated third party for $59,500,000. In conjunction with the sale of the mall, the Partnership contracted to certain representations, warranties and covenants which expire July 31, 2000. Reference is made to the Notes for a further description of such sale.

     In connection with the sale of the Riverside Square Mall, as is customary in similar transactions, the Partnership agreed to certain representations and warranties with a stipulated survival period which expires in July 2000. Due to these representations and warranties, as well as certain unrelated pending litigation related to one of the Partnership's investment properties, the Partnership had considered establishing a liquidating trust by December 31, 1999, which was expected to save a substantial amount in administrative and other expenses. However, the formation of a liquidating trust was subject to the satisfaction of certain contingencies prior to year end, including certain regulatory review and the ability of the Partnership to make certain arrangements with regard to the pending litigation and to resolve a pending real estate tax appeal relating to the Riverside Square Mall, which now appear unlikely to be achieved by December 31, 1999. Consequently, the Partnership does not anticipate forming the liquidating trust. The Partnership currently expects to wind up its affairs during the year 2000. However, this will depend upon the Partnership's ability to resolve the pending litigation and the real estate tax appeal discussed above. Reference is made to Item 1. Legal Proceedings of Part II Other Information in this report for a discussion of the pending litigation.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sale of the Riverside Square Mall in August 1999.

     The restricted funds at September 30, 1999 represent the funds held in reserve in accordance with the Riverside Square Mall purchase and sale agreement.

     The gain on sale of investment property of $292,002 in 1999, is due to the sale of the Riverside Square Mall in August 1999.

     The increase in interest income for the three months ended
September 30, 1999 as compared to the three months ended September 30, 1998 is primarily due to the temporary investment of proceeds during the third quarter of 1999, related to the August 1999 sale of the Riverside Square Mall.

     The increase in amortization of deferred expenses for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 is due to the amortization of costs associated with the refinancing in the fourth quarter of 1998 of the mortgage debt secured by the Riverside Square Mall investment property.

     The provision for value impairment of $9,800,000 for the nine months ended September 30, 1999 is due to the reduction of the net carrying value of the Riverside Square Mall as of June 30, 1999.

     The decrease in the Partnership's share of operations of uncon-solidated ventures for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 is primarily due to the sale of the Park Center Financial Plaza office complex in February 1998.

     The Partnership's share of gain on sale of investment properties of unconsolidated venture of $20,826,930 in 1998, is due to the gain recognized on the sale of the Park Center Financial Plaza investment property in February 1998.

     The extraordinary loss of $76,490 in 1999 is due to the write off of the deferred mortgage balance resulting from the sale of the Riverside Square Mall in August 1999. The Partnership's share of extraordinary loss from unconsolidated venture of $1,259,118 in 1998 comprises loan prepayment premiums of $1,211,062 and the write-off of the deferred mortgage balance of $48,056 resulting from the sale of the Park Center Financial Plaza investment property in February 1998.

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

     The Partnership uses the telephone, accounting, transfer agent, individual personal computers and other administrative systems, which include both hardware and software, provided by affiliates of the Corporate General Partner and certain third party vendors. The Partnership or its affiliates have received representations to the effect that the telephone, accounting, transfer agent and other administrative systems are year 2000 compliant in all material respects.

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


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On December 23, 1996, plaintiff Eric Von Butler filed a complaint against the Partnership, and others, entitled Eric Von Butler v. SpectaGuard Inc., JMB Income Properties, Ltd. and Urban Retail Properties Co. in the Superior Court of New Jersey Law Division, Bergen County, Case No. BER-L-12161-96. In the three count complaint, plaintiff alleges that his employment as a security guard at the Riverside Square Mall was wrongfully terminated in September 1995 as a result of his race and that the Partnership allegedly participated in various acts and practices which discriminated against plaintiff on the basis of his race. At the time of the events complained of, plaintiff was employed by SpectaGuard, Inc., a contractor hired to provide security services to the mall. Plaintiff seeks, among other things, compensatory damages, punitive damages, reasonable attorneys' fees and costs. The Partnership believes it has meritorious defenses and has filed an answer denying the substantive allegations of the complaint and raising various affirmative defenses, including the affirmative defense that plaintiff was not an employee of the Partnership, but was employed and terminated by SpectaGuard, Inc. In addition, the Partnership has filed cross-claims for indemnity and contribution from SpectaGuard, Inc.

     On April 6, 1999, plaintiffs filed a suit entitled Bertha Atkinson, individually and as guardian ad litem for the infant plaintiff Cortney Atkinson and Tiffany Atkinson v. Riverside Square Mall et al., in the Superior Court of New Jersey Law Division, Bergen County, Case No. L-2203-
99. The complaint is filed against the "Riverside Square Mall", as owner and operator of the mall, Federated Department Stores, Inc. d/b/a/ Bloomingdale's, Inc., SpectaGuard, Inc., and others. In the five count complaint, plaintiffs allege that on July 18, 1998, they were stopped outside the mall by several Hackensack Police Department officers based on a complaint from Bloomingdale store personnel that one or more of the plaintiffs had stolen merchandise from the store. Plaintiffs allege that the police, mall security or employees of SpectaGuard Inc., a security firm, further detained them while an attempt was made to contact security at the Bloomingdale store. Plaintiffs claim that they were detained for approximately thirty minutes and allowed to proceed when no one from the Bloomingdale store appeared. Plaintiffs allege that there was no rational basis to believe that any one of them had stolen any property. Plaintiffs sue for false imprisonment, invasion of their rights of privacy, slander, a violation of the New Jersey Law Against Discrimination, and defendants' alleged failure to properly hire, train and supervise its security personnel. Plaintiffs seek compensatory damages, punitive damages, reasonable attorney's fees, costs, and such other relief as the court may deem proper. The Partnership believes that it has meritorious defenses.

     The Partnership may be required to delay a final distribution of its remaining funds and the winding up of the Partnership until its involvement in the lawsuits discussed above has been resolved.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1999.

                                                 1998                                1999
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----

Riverside Square Mall
  Hackensack, New Jersey. . . . .    90%       90%        90%       90%     89%      89%     N/A

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

                10-A. Purchase Agreement between JMB Income Properties, Ltd. - XI and Shopco Advisory Corp., dated July 22, 1999 is hereby incorporated by reference to the Partnership's Report for August 6, 1999 on Form 8-K (File No. 0-15966) dated August 20, 1999.

                27.     Financial Data Schedule

                --------------

        (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                     The Partnership's Report on Form 8-K (File No. 0-
                15966) for August 6, 1999 (describing the sale of the Riverside Square Mall) was filed. This report was dated August 20, 1999. (Item 2)

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - XI

                BY: JMB Realty Corporation
                    (Managing General Partner)




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Senior Vice President
                    Date:  November 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                    By:    GAILEN J. HULL
                           Gailen J. Hull, Principal Accounting Officer
                    Date:  November 10, 1999