Form 10-Q/A
period 1999-09-30
JMB INCOME PROPERTIES LTD XI
filed 1999-12-08
CIK 744437

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



     The undersigned registrant hereby amends the following section of its Report for the quarter ended September 30, 1999 on Form 10-Q as set forth in the pages attached hereto:

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                Page 17


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      JMB INCOME PROPERTIES, LTD. - XI

                      BY:   JMB Realty Corporation
                            Managing General Partner



                            By:  GAILEN J. HULL
                                 -------------------------------------
                                 Gailen J. Hull, Senior Vice President
                                 and Principal Accounting Officer



Dated:  December 7, 1999

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

                10-B. Amendment to Purchase Agreement between JMB Income Properties, Ltd. - XI and Riverside 062 Partners, L.P. dated August 5, 1999 is hereby incorporated by reference to the Partnership's Report for August 6, 1999 on Form 8-K/A
                       (File No. 0-15966) dated December 7, 1999.

                27.    Financial Data Schedule

                --------------

        (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                     The Partnership's Report on Form 8-K (File No.
                0-15966) for August 6, 1999 (describing the sale of the Riverside Square Mall) was filed. This report was dated August 20, 1999. (Item 2)