Form 10-K405
period 1999-12-31
JMB INCOME PROPERTIES LTD XI
filed 2000-03-24
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1999                      Commission file no. 0-15966



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

                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    4

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    6

Item 4.       Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . .    6


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    7

Item 6.       Selected Financial Data. . . . . . . . . . . . .    8

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .   10

Item 7A.      Quantitative and Qualitative
              Disclosures about Market Risk. . . . . . . . . .   13

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   14

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   35


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   35

Item 11.      Executive Compensation . . . . . . . . . . . . .   38

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   39

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   40


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   40


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   42

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are or have been held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments have been located throughout the nation and it had no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership is required to terminate no later than October 31, 2034. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership sold its remaining investment property, the Riverside Square Mall, and intends to conduct an orderly liquidation as quickly as practicable upon expiration of the representations and warranties to the purchaser that was required in connection with the sale of the property. Consequently, the Partnership currently expects to wind up its affairs in 2000. However, this will depend upon the Partnership's ability to resolve pending litigation and a real estate tax appeal relating to the Riverside Square Mall. Reference is made to Item 3. Legal Proceedings for a discussion of the pending litigation.

     The Partnership has made the real property investments set forth in the following table:


                                                           SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 1999,
NAME, TYPE OF PROPERTY                          DATE OF      ORIGINAL INVESTED
    AND LOCATION                   SIZE        PURCHASE     CAPITAL PERCENTAGE           TYPE OF OWNERSHIP
----------------------          ----------     --------   ----------------------         ---------------------
1. Riverside Square
    Mall
    Hackensack,
    New Jersey . . . . .         341,000       10-19-83           8-5-99                 fee ownership of land
                                  sq.ft.                                                 and improvements (b)
                                  g.l.a.
2. Bank of Delaware
    Office Building
    Wilmington,
    Delaware . . . . . .         314,000       12-14-84          11-15-94                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  n.r.a.
3. Genesee Valley
    Center
    Flint, Michigan. . .         358,000       12-21-84           6-29-90                fee ownership of land
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
                                  sq.ft.                                                 and improvements
                                  n.r.a.                                                 (through a joint
                                                                                         venture partnership)
                                                                                         (a)(b)
5. Royal Executive
    Park-II
    Rye Brook,
    New York . . . . . .         270,000       02-12-87          12-19-97                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  n.r.a.                                                 (through a joint
                                                                                         venture partnership)
                                                                                         (a)(b)





-----------------------

  (a) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership had made this real property investment.

  (b) Reference is made to the Notes for a description of the sale of this investment property.





     The Partnership's remaining real property investment was subject to competition from similar types of properties in the respective vicinity in which it was located. Such competition was generally for the retention of existing tenants. Approximate occupancy levels for the property owned in 1999 are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its property in its market primarily on the basis of tenant mix, property aesthetics, effective rents, tenant allowances and service provided to tenants.

     On August 5, 1999, the Partnership sold the Riverside Square Mall located in Hackensack, New Jersey. Reference is made to the Notes for a further description of such transaction.

     The Partnership has no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates of the Partnership are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.




ITEM 2.  PROPERTIES

     The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.

     The following is a listing of principal businesses or occupations and approximate occupancy levels by quarter during fiscal years 1999 and 1998 for the Partnership's investment property owned during 1999:

                                                                    1998                         1999
                                                          -------------------------    -------------------------
                                  Principal               At     At     At      At     At     At     At      At
                                  Business               3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  --------------         ----   ----   ----   -----   ----   ----  -----   -----

Riverside Square Mall
  Hackensack, New Jersey (1) . .  Retail                  90%    90%    90%     90%    89%    89%    N/A     N/A


--------------

     An "N/A" indicates that the property was sold and was not owned by the Partnership at the end of the quarter.

     (1)  Reference is made to the Notes for a description of the August 5, 1999 sale of this investment property.




ITEM 3.  LEGAL PROCEEDINGS

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

     In a separate litigation, on April 6, 1999, other claimants filed a suit entitled Bertha Atkinson, individually and as guardian ad litem for the infant plaintiff Cortney Atkinson and Tiffany Atkinson v. Riverside Square Mall et al., in the Superior Court of New Jersey Law Division, Bergen County, Case No. L-2203-99. The complaint is filed against the "Riverside Square Mall", as owner and operator of the mall, Federated Department Stores, Inc. d/b/a/ Bloomingdale's, Inc., SpectaGuard, Inc., and others. In the five count complaint, plaintiffs allege that on July 18, 1998, they were stopped outside the mall by several Hackensack Police Department officers based on a complaint from Bloomingdale store personnel that one or more of the plaintiffs had stolen merchandise from the store. Plaintiffs allege that the police, mall security or employees of SpectaGuard Inc., a security firm, further detained them while an attempt was made to contact security at the Bloomingdale store. Plaintiffs claim that they were detained for approximately thirty minutes and allowed to proceed when no one from the Bloomingdale store appeared. Plaintiffs allege that there was no rational basis to believe that any one of them had stolen any property. Plaintiffs sue for false imprisonment, invasion of their rights of privacy, slander, a violation of the New Jersey Law Against Discrimination, and defendants' alleged failure to properly hire, train and supervise its security personnel. Plaintiffs seek compensatory damages, punitive damages, reasonable attorney's fees, costs, and such other relief as the court may deem proper. The Partnership believes that it has meritorious defenses.

     In addition, the Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership is attempting to resolve this matter with the taxing authority. Regardless of the outcome of such appeals, the Partnership does not expect that any significant funds will be available for distribution to the partners after issuing refunds to tenants at the mall and payment of expenses associated with the litigation. Although a trial date is scheduled for May 2000, such trial dates have been extended several times previously and, as such, there can be no assurance that this matter will be resolved in the year 2000.

     The Partnership may be required to delay a final distribution of its remaining funds and the winding up of the Partnership until its involvement in the lawsuits discussed above has been resolved.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1999 or 1998.

                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1999, there were 12,913 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form, satisfactory to the Managing General Partner, has been received by the Managing General Partner. The transferee, consequently, will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Investors.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                               YEARS ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  1999            1998            1997            1996          1995
                              ------------     -----------    -----------     -----------    -----------
Total income, including
  gain on sale of
  investment property
  in 1999. . . . . . . . . .  $  8,641,691      13,652,013     14,218,708      13,403,472     12,915,285
                              ============     ===========    ===========     ===========    ===========
Earnings (loss) before
  extraordinary items. . . .  $ (7,877,628)     23,857,962     19,099,978       3,222,749      1,856,294
Extraordinary items. . . . .       (76,490)     (1,496,923)         --              --             --
                              ------------    ------------    -----------     -----------    -----------
Net earnings (loss). . . . .  $ (7,954,118)     22,361,039     19,099,978       3,222,749      1,856,294
                              ============    ============    ===========     ===========    ===========
Net earnings (loss)
  per Interest (b):
    Earnings (loss)
      before gain on
      sale of investment
      properties and
      extraordinary items. .  $     (45.23)          17.77          31.84           10.02          10.28
    Gain on sale of
      investment property
      or Partnership's share
      of gain on sale of
      investment properties
      of unconsolidated
      ventures . . . . . . .          1.67          117.88          76.21            8.06          --
    Extraordinary items. . .          (.42)          (8.50)         --              --             --
                              ------------    ------------    -----------     -----------    -----------
Net earnings (loss). . . . .  $     (43.98)         127.15         108.05           18.08          10.28
                              ============    ============    ===========     ===========    ===========




                                  1999            1998            1997            1996          1995
                              ------------     -----------    -----------     -----------    -----------

Total assets . . . . . . . .  $  4,815,590      83,984,649    118,582,025     102,106,160    106,800,004
Long-term debt . . . . . . .  $      --              --        33,820,205      34,404,477     34,942,100
Cash distributions
  per Interest (c) . . . . .  $     204.00          324.00          12.00           15.00          12.00
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

     (c) Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners.



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

     During 1997, 1998 and 1999, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $125 and $400 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. All of such offers expired. As of the date of this report, the Partnership is aware that 7.92% of the Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At December 31, 1999, the Partnership had cash and cash equivalents of approximately $4,778,000. In February 2000, the Partnership made a cash distribution of previously undistributed cash flow from operations of $1,733,960 ($10 per Interest) to the Limited Partners and $192,679 to the General Partners. Such remaining funds will be utilized for distributions to partners and for working capital requirements of the Partnership. In addition, in accordance with the Riverside Square Mall sale agreement, $1,000,000 will be held in reserve for the purpose of paying any specified liabilities (as defined) relating to the representations, warranties, and covenants agreed to in the sale and arising during the survival period that ends July 31, 2000. No further distributions of cash flow are anticipated to be made until the final liquidation of the Partnership.

     The Partnership made an annual operating distribution for 1999 of $693,644 ($4 per Interest) in May 1999 to the Limited Partners. In addition, in November 1999, the Partnership made a distribution of sale proceeds related to the sale of the Riverside Square Mall of $23,757,307 ($137 per Interest) and a distribution of previously undistributed cash flow from operations of $10,924,893 ($63 per Interest) in November 1999 to the Limited Partners. The General Partners had been deferring receipt of their distributions of approximately $2,229,000 in accordance with the subordination requirements of the Partnership Agreement as discussed in the Notes. As a result of the distribution of sales proceeds to the Limited Partners, the subordination requirements of the Partnership agreement were satisfied to permit payment to the General Partners of current distributions of cash from operations effective with the third quarter 1999. Consequently, the General Partners received a cash distribution of previously undistributed cash flow from operations of $1,156,073 in November 1999, which distribution was corrected in February 2000 by the Partnership distributing another $57,804 to the General Partners. However, the Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment to the General Partners of the $2,229,000 of previously deferred distributions of net cash flow of the Partnership.

     RIVERSIDE SQUARE MALL

     On August 5, 1999, the Partnership sold the Riverside Square Mall to an unaffiliated third party for $59,500,000. Reference is made to the notes for a further description of such event. In addition, in accordance with the Riverside Square sale agreement, $1,000,000 will be held in reserve for the purpose of paying any specified liabilities (as defined) relating to the representations, warranties and covenants agreed to in the sale and arising during the survival period that ends July 31, 2000. Reference is made to the Notes for a further description of such sale.

     In addition, the Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership is attempting to resolve this matter with the taxing authority. Regardless of the outcome of such appeals, the Partnership does not expect that any significant funds will be available for distribution to the partners after issuing refunds to tenants at the mall and payment of expenses associated with the litigation. Although a trial date is scheduled for May 2000, such trial dates have been extended several times previously and, as such, there can be no assurance that this matter will be resolved in the year 2000.

     GENERAL

     The Partnership continues to conserve its working capital. In an effort to reduce partnership operating expenses, the Partnership elected to make annual rather than semi-annual distributions of available operating cash flow commencing with the 1998 distribution. No further distributions of cash flow are anticipated to be made until the final liquidation of the Partnership.

     In connection with the sale of the Riverside Square Mall, as is customary in similar transactions, the Partnership agreed to certain representations and warranties with a stipulated survival period which expires in July 2000. The Partnership currently intends to wind up its affairs during the year 2000. However, this will depend upon the Partnership's ability to resolve the pending litigation and the real estate tax appeal discussed above. Reference is made to Item 3. Legal Proceedings of Part I in this report for a discussion of the pending litigation.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying financial statements not otherwise reported are primarily the result of the sale of the Riverside Square Mall in August 1999.

     The decrease in cash and cash equivalents at December 31, 1999 as compared to December 31, 1998 is primarily due to the distribution in November 1999 of previously undistributed cash flow from operations.

     The restricted funds at December 31, 1999 represent the funds held in reserve in accordance with the Riverside Square Mall sale agreement.

     The increase in interest income for the twelve months ended
December 31, 1999 as compared to the twelve months ended December 31, 1998 is primarily due to a higher average cash balance during 1999 as well as the temporary investment of sales proceeds from the August 1999 sale of Riverside Square Mall, which proceeds were subsequently distributed to the Limited Partners in November 1999. The increase in interest income for the twelve months ended December 31, 1998 as compared to the twelve months ended December 31, 1997 is primarily due to the temporary investment of proceeds related to the December 1997 sale of the Royal Executive Park II office complex and the February 1998 sale of the remaining assets of the Park Center Financial Plaza office complex, which proceeds were subsequently distributed to the Limited Partners in February and May 1998, respectively.

     The gain on sale of investment property for the twelve months ended December 31, 1999 is due to the gain recognized on the sale of the Riverside Square Mall.

     The decrease in depreciation expense for the twelve months ended December 31, 1999 and 1998 as compared to the twelve months ended
December 31, 1997 is primarily due to the Riverside Square Mall investment property being identified as held for sale or disposition as of September 30, 1997, and therefore, no longer subject to depreciation beyond such date.

     The decrease in property operating expenses for the twelve months ended December 31, 1998 as compared to the twelve months ended December 31, 1997 is primarily due to a decrease in tenant occupancies during 1998 as well as a decrease in advertising expense due to the timing of promotional campaigns and also to a decrease in snow removal and certain maintenance and repair projects at the Riverside Square Mall investment property.

     The decrease in professional services for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is primarily due to cost savings resulting from fewer properties owed by the Partnership during 1999.

     The provision for value impairment for the twelve months ended December 31, 1999 is due to the reduction in the net carrying value of the Riverside Square Mall as of June 30, 1999.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the twelve months ended December 31, 1999 and 1998 as compared to the twelve months ended December 31, 1997 is primarily due to the sales of the Royal Executive Park II office complex and the remaining assets of the Park Center Financial Plaza office complex in December 1997 and February 1998, respectively.

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

     The Partnership's extraordinary item for the twelve months ended December 31, 1999 is due to the write-off of the deferred mortgage balance resulting from the sale of the Riverside Square Mall. The Partnership's extraordinary items for the twelve months ended December 31, 1998 included the write-off of $237,805 of deferred mortgage expense in conjunction with the replacement mortgage loan put in place at the Riverside Square Mall investment property in November 1998. The Partnership's share of extraordinary item from unconsolidated venture of $1,259,118 in 1998 comprises loan prepayment premiums of $1,211,062 and the write-off of the deferred mortgage expense balance of $48,056 resulting from the sale of the remaining assets of the Park Center Financial Plaza investment property in February 1998.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership in the 2000 time frame.

YEAR 2000

     The Partnership has not experienced any material disruption in its operations in connection with the century change and does not expect any such disruption in the future. The Partnership has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership does not believe that it is exposed to market risk relating to interest rate changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)


                                     INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1999 and 1998

Statements of Operations, years ended December 31, 1999, 1998 and 1997

Statements of Partners' Capital Accounts (Deficit), years ended
  December 31, 1999, 1998 and 1997

Statements of Cash Flows, years ended December 31, 1999, 1998 and 1997

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XI at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.







                                               KPMG LLP


Chicago, Illinois
March 12, 2000

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS

                                              DECEMBER 31, 1999 AND 1998

                                                        ASSETS
                                                        ------
                                                                                    1999               1998
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $  3,778,146        15,863,283
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,000,000             --
  Rents and other receivables, net of allowance for
    doubtful accounts of $0 in 1999 and $293,856 in 1998 . . . . . . . . .            37,444         1,601,179
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               97,040
                                                                                ------------       -----------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . .         4,815,590        17,561,502
                                                                                ------------       -----------

Investment property held for sale or disposition . . . . . . . . . . . . .             --           62,040,706
                                                                                ------------       -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            4,382,441
                                                                                ------------       -----------

                                                                                $  4,815,590        83,984,649
                                                                                ============       ===========





                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                                 ----------------------------------------------------

                                                                                    1999               1998
                                                                                ------------       -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .      $      --           34,000,000
  Accounts payable and other current liabilities . . . . . . . . . . . . .            62,112           475,107
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              181,029
                                                                                ------------       -----------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .            62,112        34,656,136
Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .             --               89,000
                                                                                ------------       -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            62,112        34,745,136

Partners' capital accounts (deficit):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .         5,780,516         6,107,441
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .        (7,787,502)       (6,631,429)
                                                                                ------------       -----------
                                                                                  (2,005,986)         (522,988)
                                                                                ------------       -----------
  Limited partners (173,411 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . .       156,493,238       156,493,238
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .        63,716,584        71,343,777
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (213,450,358)     (178,074,514)
                                                                                ------------       -----------
                                                                                   6,759,464        49,762,501
                                                                                ------------       -----------
        Total partners' capital accounts . . . . . . . . . . . . . . . . .         4,753,478        49,239,513
                                                                                ------------       -----------
                                                                                $  4,815,590        83,984,649
                                                                                ============       ===========






                                    See accompanying notes to financial statements.

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                     YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                  1999             1998               1997
                                                             ------------      ------------       ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $ 7,330,547        12,718,155         13,500,646
  Interest income. . . . . . . . . . . . . . . . . . . .        1,019,142           933,858            718,062
  Gain on sale of investment property. . . . . . . . . .          292,002             --                 --
                                                              -----------       -----------        -----------
                                                                8,641,691        13,652,013         14,218,708
                                                              -----------       -----------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .        1,362,041         2,741,140          2,897,399
  Depreciation . . . . . . . . . . . . . . . . . . . . .            --                --             1,892,003
  Property operating expenses. . . . . . . . . . . . . .        4,477,479         7,189,436          7,851,075
  Professional services. . . . . . . . . . . . . . . . .          133,367           214,735            190,646
  Amortization of deferred expenses. . . . . . . . . . .          404,574           478,558            519,892
  General and administrative . . . . . . . . . . . . . .          341,858           380,455            440,946
  Provision for value impairment . . . . . . . . . . . .        9,800,000             --                 --
                                                              -----------       -----------        -----------
                                                               16,519,319        11,004,324         13,791,961
                                                              -----------       -----------        -----------
                                                               (7,877,628)        2,647,689            426,747
Partnership's share of operations of
  unconsolidated ventures. . . . . . . . . . . . . . . .            --              562,083          5,324,092
                                                              -----------       -----------        -----------
        Earnings (loss) before Partnership's
          share of gains on sale of investment
          properties of unconsolidated ventures. . . . .       (7,877,628)        3,209,772          5,750,839

Partnership's share of gains on sale of investment
  properties of unconsolidated ventures. . . . . . . . .            --           20,648,190         13,349,139
                                                              -----------       -----------        -----------
        Earnings (loss) before extraordinary items . . .       (7,877,628)       23,857,962         19,099,978
Extraordinary items:
  Deferred mortgage expense on retirement of
    long-term debt . . . . . . . . . . . . . . . . . . .          (76,490)         (237,805)             --
  Partnership's share of deferred mortgage
    expense and prepayment premium of
    unconsolidated venture . . . . . . . . . . . . . . .            --           (1,259,118)             --
                                                              -----------       -----------        -----------
        Net earnings (loss). . . . . . . . . . . . . . .      $(7,954,118)       22,361,039         19,099,978
                                                              ===========       ===========        ===========




                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS - CONTINUED


                                                                 1999              1998               1997
                                                             ------------      ------------       ------------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale
            of investment properties and
            extraordinary items. . . . . . . . . . . . .      $    (45.23)            17.77              31.84
          Gain on sale of investment property or
            Partnership's share of gains on sale
            of investment properties of
            unconsolidated ventures. . . . . . . . . . .             1.67            117.88              76.21
          Extraordinary items. . . . . . . . . . . . . .             (.42)            (8.50)             --
                                                              -----------       -----------        -----------
            Net earnings (loss). . . . . . . . . . . . .      $    (43.98)           127.15             108.05
                                                              ===========       ===========        ===========



























                                    See accompanying notes to financial statements.

                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                                        YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF        NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1996. . . . .   $1,000     5,431,146    (6,631,429)    (1,199,283)   156,493,238    30,559,055   (119,808,418) 67,243,875

Cash distri-
 butions
 ($12 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --        (2,080,932) (2,080,932)
Net earnings
 (loss). . . .     --         363,525         --           363,525          --       18,736,453          --     18,736,453
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1997. . . . .    1,000     5,794,671    (6,631,429)      (835,758)   156,493,238    49,295,508   (121,889,350) 83,899,396

Cash distri-
 butions
 ($324 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --       (56,185,164)(56,185,164)
Net earnings
 (loss). . . .     --         312,770         --           312,770          --       22,048,269          --     22,048,269
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------




                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF        NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1998. . . . .    1,000     6,107,441    (6,631,429)      (522,988)   156,493,238    71,343,777   (178,074,514) 49,762,501

Cash distri-
 butions
 ($204 per
 limited
 partnership
 interest) . .     --           --       (1,156,073)    (1,156,073)         --            --       (35,375,844)(35,375,844)
Net earnings
 (loss). . . .     --        (326,925)        --          (326,925)         --       (7,627,193)         --     (7,627,193)
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1999. . . . .   $1,000     5,780,516    (7,787,502)    (2,005,986)   156,493,238    63,716,584   (213,450,358)  6,759,464
                 ======    ==========    ==========     ==========    ===========   ===========   ============ ===========











                                       See accompanying notes to financial statements.

                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                                  STATEMENTS OF CASH FLOWS
                                        YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                  1999              1998               1997
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $(7,954,118)        22,361,039        19,099,978
  Items not requiring (providing) cash or
   cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .            --                 --            1,892,003
    Amortization of deferred expenses. . . . . . . . . .          404,574            478,558           519,892
    Gain on sale of investment property. . . . . . . . .         (292,002)             --                --
    Partnership's share of operations of uncon-
      solidated ventures, net of distributions . . . . .            --              (562,083)       (5,324,092)
    Partnership's share of gains on sale of invest-
      ment properties of unconsolidated ventures . . . .            --           (20,648,190)      (13,349,139)
    Provision for value impairment . . . . . . . . . . .        9,800,000              --                --
    Extraordinary items. . . . . . . . . . . . . . . . .           76,490          1,496,923             --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .          249,828            951,052          (541,985)
    Prepaid expenses . . . . . . . . . . . . . . . . . .           97,040             (8,092)            2,558
    Escrow deposits. . . . . . . . . . . . . . . . . . .            --               320,236          (384,565)
    Accounts payable . . . . . . . . . . . . . . . . . .         (412,995)          (307,167)            7,484
    Accrued interest payable . . . . . . . . . . . . . .         (181,029)           (62,473)              363
    Tenant security deposits . . . . . . . . . . . . . .          (89,000)               867           (13,406)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .        1,698,788          4,020,670         1,909,091
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . .       (1,008,906)        (1,111,370)         (869,839)
  Proceeds from sale of investment property,
   net of selling expenses . . . . . . . . . . . . . . .       58,758,322              --                --
  Partnership's distributions from
    unconsolidated ventures. . . . . . . . . . . . . . .            --            26,662,317        32,329,371
  Payment of deferred expenses . . . . . . . . . . . . .           (1,424)           (12,636)            --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .       57,747,992         25,538,311        31,459,532
                                                              -----------        -----------       -----------




                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1999              1998              1997
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Release of escrow for payoff of old debt . . . . . . .            --               851,035             --
  Net cost of refinancing of new long-term debt. . . . .            --              (126,127)            --
  Principal payments on long-term debt . . . . . . . . .      (34,000,000)          (533,706)         (537,622)
  Distributions to limited partners. . . . . . . . . . .      (35,375,844)       (56,185,164)       (2,080,932)
  Distributions to general partners. . . . . . . . . . .       (1,156,073)             --                --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .      (70,531,917)       (55,993,962)       (2,618,554)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .      (11,085,137)       (26,434,981)       30,750,069
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .       15,863,283         42,298,264        11,548,195
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $ 4,778,146         15,863,283        42,298,264
                                                              ===========        ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest . . . . . .      $ 1,543,070          2,803,613         2,897,036
                                                              ===========        ===========       ===========
Non-cash investing and financing activities:
   Refinancing of long-term debt:
     Proceeds of new debt. . . . . . . . . . . . . . . .      $     --            34,000,000             --
     Retirement of old debt. . . . . . . . . . . . . . .            --           (33,870,772)            --
     Deferred mortgage costs . . . . . . . . . . . . . .            --              (255,355)            --
                                                              -----------        -----------       -----------
          Net cost of refinancing of long-term debt. . .      $     --              (126,127)            --
                                                              ===========        ===========       ===========



                                       See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (either directly or through joint ventures) investments in United States real estate. Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently intends to conduct an orderly liquidation and wind up its affairs not later than December 31, 2000. However, this will depend upon the Partnership's ability to resolve pending litigation and a real estate tax appeal relating to the Riverside Square Mall.

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

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1999 and 1998 is summarized as follows:



                                                           1999                                  1998
                                           ------------------------------        ------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (UNAUDITED)        GAAP BASIS         (UNAUDITED)
                                           ------------       -----------       ------------        ----------
Total assets . . . . . . . . . . . . .     $  4,815,590        21,493,556        83,984,649         83,828,667

Partners' capital accounts
  (deficit):
    General partners . . . . . . . . .       (2,005,986)          528,529          (522,988)             --
    Limited partners . . . . . . . . .        6,759,464        20,902,930        49,762,501         49,443,874

Net earnings (loss):
    General partners . . . . . . . . .         (326,925)        1,684,602           312,770          1,339,240
    Limited partners . . . . . . . . .       (7,627,193)        6,834,900        22,048,269          8,797,458

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .           (43.98)            39.42            127.15              50.73
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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,815,021 and $16,123,277 at December 31, 1999 and 1998, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted primarily of loan fees, lease commissions and tenant allowances which were amortized over the terms stipulated in the related agreements using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in the minimum lease payments over the term of the lease, rental income was accrued for the full period of occupancy on a straight-line basis.

     No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. However, in certain instances, the Partnership has been required or may in the future be required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

     The Partnership had acquired, either directly or through joint ventures, two shopping centers and three office complexes. In June 1990, the Partnership sold its interest in the Genesee Valley Shopping Center.
In November 1994, the lender realized upon its security interest and took title to the Bank of Delaware building via a deed in lieu of foreclosure. In March 1996, the San Jose venture sold its interest in the 190 San Fernando Building and one of the parking structures at the Park Center Financial Plaza investment property. In December 1997, the Royal Executive venture sold the Royal Executive Park II office complex. In February 1998, the San Jose venture sold its remaining interest in the Park Center Financial Plaza office complex. In August 1999, the Partnership sold the Riverside Square Mall investment property. The cost of the investment properties represented the total cost to the Partnership plus miscellaneous acquisition costs.

     Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:
                                                               YEARS
                                                               -----
        Building and Improvements -- straight-line . . . . .     30
        Personal property -- straight-line . . . . . . . . .      5
                                                                 ==

     Maintenance and repairs were generally charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell or dispose of such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell.

     The results of operations for properties held for sale or disposition as of December 31, 1999 or sold or disposed of during the past three years were ($8,328,617), $2,172,556 and $443,271, respectively, for the years ended December 31, 1999, 1998 and 1997. In addition, the accompanying financial statements include $0, $562,084 and $5,324,092, respectively, of the Partnership's share of total property operations of $0, $1,124,167 and $6,901,490 of unconsolidated properties held for sale or disposition as of December 31, 1999 or sold or disposed of in the past three years.

INVESTMENT PROPERTIES

     RIVERSIDE SQUARE MALL

     During October 1983, the Partnership acquired an existing enclosed regional shopping center in Hackensack, New Jersey. The Partnership's purchase price for the mall was $36,236,282. The Partnership made a cash down payment at closing of $20,000,000 with the balance of the purchase price represented by a first mortgage loan. During the third quarter of 1994, the Partnership finalized a refinancing of the first mortgage loan with a new loan in the amount of $36,000,000.

     The mortgage loan on the property provided for rate adjustments every four years, beginning November 1, 1998. In addition, the loan allowed the Partnership to prepay the loan without penalty for a 60 day period every four years starting October 1, 1998. On May 1, 1998, in accordance with the loan documents, the lender notified the Partnership of the rate adjustment effective November 1, 1998. Given that the Partnership was actively marketing the property for sale and that the prepayment penalty would be substantial if the property were sold outside of the 60 day window provided in the loan documents, the Partnership elected not to accept the lender's rate adjustment. The election accelerated the maturity date of the loan to December 1, 1998, from December 1, 2006. On November 24, 1998, the Partnership closed on the replacement mortgage loan in the amount of $34,000,000, for a one-year term with no prepayment penalty, to replace the current loan. The new mortgage loan had a maturity date of November 24, 1999, with an option for a six-month extension, and provided for interest only payments based on the 30 day LIBOR rate (approximately 5.2% and 5.1% at August 5, 1999 (the date of sale) and December 31, 1998, respectively) plus 1.3%. The proceeds from the mortgage loan were used to pay the outstanding balance of the old loan of approximately $33,871,000. The net cost to the Partnership of the refinancing, including costs and fees of approximately $255,000, was approximately $126,000.

     During 1998, the Partnership reached an agreement in principle with a theater operator to open a multiscreen theater complex at the mall. This expansion would have added approximately 20,000 square feet of space and would have included new restaurants. The Partnership intended to fund the estimated cost of approximately $7.6 million for the expansion from its working capital reserves. The Partnership received planning and zoning board approval from the City of Hackensack for such expansion in October 1998. However, this expansion, including the theater lease, was subject to many contingencies, including final documentation and the possible sale of the shopping center in 1999.

     On August 5, 1999, the Partnership sold the Riverside Square mall to an unaffiliated third party for a sale price of $59,500,000 (before selling expenses and prorations). The Partnership realized net sale proceeds of approximately $24,758,000 after repayment of the mortgage loan securing the property in the amount of $34,000,000 and payment of selling expenses of approximately $750,000. The sale resulted in a gain for Federal income tax reporting purposes in 1999 of approximately $8,376,000. As the sale value of the property as indicated by the sales contract was expected to result in a loss of approximately $9,800,000 for financial reporting purposes, as a matter of prudent accounting practice the Partnership recognized this amount as a provision for value impairment at June 30, 1999. The Partnership recognized a gain of approximately $292,000 for financial reporting purposes at December 31, 1999. In connection with the sale, the Partnership recorded at December 31, 1999 an extraordinary loss for financial reporting purposes of $76,490 as a result of the write-off of the remaining deferred mortgage expense balance. In addition, in connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period that expires July 31, 2000. Although it is not expected, the Partnership may ultimately have some liability under such representations, warranties and covenants which are limited to actual damages and in no event exceed $1,000,000 in the aggregate. Also, in accordance with the purchase and sale agreement, the Partnership was required to establish reserves of at least $1,000,000 in cash or reasonably liquid investments as of the closing date for the purpose of paying any specified liabilities (as defined) during the survival period which expires July 31, 2000.

     In November 1999, the Partnership made a distribution of sales proceeds relating to the sale of Riverside Square Mall of $23,757,307 ($137 per Interest) to the Limited Partners.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond such date.

     An affiliate of the General Partners of the Partnership managed the shopping center for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions, subject to deferral if in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property.


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

     As San Jose had committed to a plan to sell the remaining properties of the complex, the San Jose Venture classified the remaining assets as held for sale as of December 31, 1996 and therefore these assets were no longer subject to continued depreciation beyond such date.

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

     On December 19, 1997, the Royal Executive venture sold the land, buildings, related improvements and personal property of the Royal Executive Park office complex to an unaffiliated third party for a sale price of $36,000,000 (before selling expenses and prorations). The sale resulted in a gain in 1997 of $13,905,818 (due to the provision for value impairment recorded in 1994) and $18,927,388 for financial reporting and Federal income tax purposes, respectively, of which $13,349,139 and $10,701,810 of gain was allocated to the Partnership, respectively. In addition, in connection with the sale of the property, as is customary in such transactions, the joint venture agreed to certain representations, warranties and covenants with a stipulated survival period that expired November 15, 1998 with no liability to the Partnership.

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

LONG-TERM DEBT

      Long-term debt consists of the following at December 31, 1999 and
1998:
                                                       1999           1998
                                                    ----------     ----------

30 day LIBOR Rate (approximately 5.2% and 5.1%
 at August 5, 1999 (the date of sale) and
 December 31, 1998, respectively) plus 1.3%
 mortgage note, secured by the Riverside
 Square Mall, payable in monthly installments
 of interest only until November 24, 1999
 (with an option for a six month extension)
 when the outstanding principal and accrued
 and unpaid interest thereon was due, repaid
 in conjunction with the Partnership's
 August 1999 sale of the property  . . . . . . .   $    --         34,000,000
Less current portion of long-term debt . . . . .        --         34,000,000
                                                   -----------     ----------
          Total long-term debt . . . . . . . . .   $    --              --
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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership. In general, distributions of cash from operations will be made 90% to the Limited Partners and 10% to the General Partners. However, a portion of such distributions to the General Partners was subordinated to the Limited Partners' receipt of a stipulated return on capital. As a result of the November 1999 distribution of sales proceeds to the Limited Partners of $137 per Interest, the subordination requirements of the Partnership agreement were satisfied to permit payment to the General Partners of current distributions of cash from operations effective with the third quarter 1999.

     The Partnership Agreement provides that the General Partners shall receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) be distributed 85% to the Limited Partners and 15% to the General Partners. However, notwithstanding such allocations, the Limited Partners shall receive 100% of such net sale proceeds until the Limited Partners (i) have received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the

Partnership, (ii) have received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equal a 7% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1985 and (iii) have received cash distributions of sale and refinancing proceeds and of the Partnership operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. As the 10% level of return is not expected to be achieved, the General Partners have waived their right to receive any portion of the proceeds from the sales of property by the Partnership.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1999 and for the years ended
December 31, 1999, 1998 and 1997 are as follows:
                                                                UNPAID AT
                                                               DECEMBER 31,
                               1999        1998       1997        1999
                             --------    -------    -------    ------------
Property management
 and leasing fees. . . . . . $188,831    246,957    244,256          --
Insurance commissions. . . .    7,799     34,614     44,126          --
Reimbursement (at cost)
 for accounting services . .    1,880     15,306     22,452            40
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .   45,204     56,590     35,743        10,743
Reimbursement (at cost)
 for legal services. . . . .   10,155      7,646      7,442         4,509
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. . .    5,117      7,035        208          --
                             --------    -------    -------       -------
                             $258,986    368,148    354,227        15,292
                             ========    =======    =======       =======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provided certain property management services to a property that was owned by the Partnership. The fees earned by such company from the Partnership for the years ended December 31, 1999, 1998 and 1997 were approximately $0, $5,400 and $32,500, respectively, all of which has been paid. As such property has been sold, no further fees are expected to be paid by such venture to such company.

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions aggregated $2,229,000 as of December 31, 1999. The amount was being deferred in accordance with the subordination requirements of the Partnership Agreement as discussed above. As a result of the distribution of sales proceeds to the Limited Partners, the subordination requirements of the Partnership agreement were satisfied to permit payment to the General Partners of distributions of cash flow from operations effective with the third quarter of 1999. Consequently, the General Partners received a cash distribution of previously undistributed cash flow from operations of $1,156,074 in November 1999. However, the Partnership does not expect that the subordination requirements of the Partnership agreement will be satisfied to permit payment of the $2,229,000 of previously deferred distributions of net cash flow.

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


INVESTMENT IN UNCONSOLIDATED VENTURES

     Summary combined financial information for San Jose and Royal Executive for the year ended December 31, 1998 are as follows:

                                                                1998
                                                             -----------

  Current assets . . . . . . . . . . . . . . . . . . .      $      --
  Current liabilities. . . . . . . . . . . . . . . . .             --
                                                            ------------
      Working capital. . . . . . . . . . . . . . . . .             --
                                                            ------------
  Investment property, net . . . . . . . . . . . . . .             --
  Other assets, net. . . . . . . . . . . . . . . . . .             --
  Long-term debt . . . . . . . . . . . . . . . . . . .             --
  Other liabilities. . . . . . . . . . . . . . . . . .             --
  Venture partners' equity . . . . . . . . . . . . . .             --
                                                            ------------
      Partnership's capital. . . . . . . . . . . . . .      $      --
                                                            ============

  Represented by:
    Invested capital . . . . . . . . . . . . . . . . .      $ 77,738,617
    Cumulative distributions . . . . . . . . . . . . .      (108,493,454)
    Cumulative gains . . . . . . . . . . . . . . . . .        30,754,837
                                                            ------------
                                                            $      --
                                                            ============

  Total income . . . . . . . . . . . . . . . . . . . .      $  2,482,154
                                                            ============

  Expenses applicable to operating earnings. . . . . .      $  1,357,987
                                                            ============

  Gain on disposition of investment property . . . . .      $ 39,135,624
                                                            ============

  Net earnings (loss). . . . . . . . . . . . . . . . .      $ 40,259,791
                                                            ============


     The total income, expenses related to operating earnings, gain on disposition of investment property and net earnings for the above-mentioned ventures for the year ended December 31, 1997 were $16,288,755, $9,387,265, $13,905,818 and $20,807,308, respectively.

CONTINGENCIES

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

     In a separate litigation, on April 6, 1999, other claimants filed a suit entitled Bertha Atkinson, individually and as guardian ad litem for the infant plaintiff Cortney Atkinson and Tiffany Atkinson v. Riverside Square Mall et al., in the Superior Court of New Jersey Law Division, Bergen County, Case No. L-2203-99. The complaint is filed against the "Riverside Square Mall", as owner and operator of the mall, Federated Department Stores, Inc. d/b/a/ Bloomingdale's, Inc., SpectaGuard, Inc., and others. In the five count complaint, plaintiffs allege that on July 18, 1998, they were stopped outside the mall by several Hackensack Police Department officers based on a complaint from Bloomingdale store personnel that one or more of the plaintiffs had stolen merchandise from the store. Plaintiffs allege that the police, mall security or employees of SpectaGuard Inc., a security firm, further detained them while an attempt was made to contact security at the Bloomingdale store. Plaintiffs claim that they were detained for approximately thirty minutes and allowed to proceed when no one from the Bloomingdale store appeared. Plaintiffs allege that there was no rational basis to believe that any one of them had stolen any property. Plaintiffs sue for false imprisonment, invasion of their rights of privacy, slander, a violation of the New Jersey Law Against Discrimination, and defendants' alleged failure to properly hire, train and supervise its security personnel. Plaintiffs seek compensatory damages, punitive damages, reasonable attorney's fees, costs, and such other relief as the court may deem proper. The Partnership believes that it has meritorious defenses.

     In addition, the Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership is attempting to resolve this matter with the taxing authority. Regardless of the outcome of such appeals, the Partnership does not expect that any significant funds will be available for distribution to the partners after issuing refunds to tenants at the mall and payment of expenses associated with the litigation. Although a trial date is scheduled for May 2000, such trial dates have been extended several times previously and, as such, there can be no assurance that this matter will be resolved in the year 2000.

SUBSEQUENT EVENT

     In February 2000, the Partnership made a cash distribution of previously undistributed cash flow from operations of $1,733,960 ($10 per Interest) to the Limited Partners and $192,679 to the General Partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1998 and 1999.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Managing General Partner, has responsibility for all aspects of the Partnership's operations. The Associate General Partner of the Partnership is Income Associates-XI, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of Income Associates-XI, L.P. are generally current or former officers and directors of JMB or their affiliates and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management, insurance brokerage and administrative services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive officers of the Managing General Partner of the Partnership are as follows:

                                                              SERVED IN
NAME                        OFFICE                            OFFICE SINCE
----                        ------                            ------------
Judd D. Malkin              Chairman                          5/03/71
                            Director                          5/03/71
                            Chief Financial Officer           2/22/96
Neil G. Bluhm               President                         5/03/71
                            Director                          5/03/71
Burton E. Glazov            Director                          7/01/71
Stuart C. Nathan            Executive Vice President          5/08/79
                            Director                          3/14/73
A. Lee Sacks                Director                          5/09/88
John G. Schreiber           Director                          3/14/73
H. Rigel Barber             Executive Vice President          1/02/87
                            Chief Executive Officer           8/01/93
Gary Nickele                Executive Vice President          1/01/92
                            General Counsel                   2/27/84
Gailen J. Hull              Senior Vice President             6/01/88


     Effective May 31, 1996, the Board of Directors of JMB established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 6, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 6, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. The foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P.). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 62) is an individual general partner of JMB Income
- V.  Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 62) is an individual general partner of JMB Income
- V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 61) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 58) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 66) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 53) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December, 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised by T. Rowe Price Associates, Inc. and its affiliates, and a trustee of Amli Residential Properties Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 51) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 47) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. In 1999, the General Partners received cash distributions of $1,156,073. In 1998 and 1997, no cash distributions were paid to the General Partners.

     Affiliates of the Managing General Partner provided property management services to the Partnership for the Riverside Square Mall in Hackensack, New Jersey at a fee not to exceed 4% of the fixed and percentage rent of property, plus leasing commissions. In 1999, such affiliates earned property management and leasing fees amounting to $188,831 which was paid as of December 31, 1999. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements must be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 1999 aggregating $5,625 in connection with the provision of insurance coverage for certain of the real property investments of the Partnership and its venture. Such commissions were at rates set by insurance companies for the classes of coverage provided. In addition, JMB Insurance Agency, Inc. earned and received insurance brokerage commissions in 1999 of $2,174 in connection with insurance coverage for professional liability for the Partnership.

     The General Partners of the Partnership may be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1999, an affiliate of the General Partners earned reimbursement for such expenses in the amount of $62,356, of which $15,292 was unpaid at December 31, 1999.

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

     (b)  The Managing General Partner, its executive officers and directors and the Associate General Partner beneficially own the following Interests of the Partnership:

                          NAME OF                               AMOUNT AND NATURE
                          BENEFICIAL                            OF BENEFICIAL                           PERCENT
TITLE OF CLASS            OWNER                                 OWNERSHIP                               OF CLASS
--------------            ----------                            -----------------                       --------
Limited Partnership       JMB Realty Corporation                5 Interests (1)                         Less than 1%
Interests and Assignee                                          indirectly
Interests Therein

Limited Partnership       Managing General                      5 Interests (1)                         Less than 1%
Interests and Assignee    Partner, its                          indirectly
Interests Therein         executive officers
                          and directors and
                          the Associate
                          General Partner
                          as a group

--------------

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as its indirect majority shareholder, is deemed to have shared voting and investment power.

     No executive officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

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

                    4-A. Loan agreement and mortgage note between JMB Income Properties, Ltd. - XI and Dresdner Bank AG, New York Branch and Grand Cayman Branch relating to Riverside Square Mall dated November 24, 1998 are hereby incorporated by reference to the Partnership's report on Form 10-K for December 31, 1998 (File No. 0-15966) dated March 22, 1999.

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

                    10-C. First Amendment to the Purchase - Sale Agreement dated February 10, 1998 relating to the sale by San Jose of the Park Center Financial Plaza office complex in San Jose, California between JMB/San Jose Associates and Divco West Properties, LLC are hereby incorporated herein by reference to the Partnership's Report on Form 10-K for December 31, 1997 (File No. 0-15966) dated March 25, 1998.

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

                    10-E. Purchase Agreement relating to the sale of Riverside Square Mall between JMB Income Properties, Ltd. - XI and Shopco Advisory Corp., dated July 22, 1999 is hereby incorporated by reference to the Partnership's Report for August 6, 1999 on Form 8-K (File No. 0-15966) dated August 20, 1999.

                    21.   List of Subsidiaries

                    24.   Powers of Attorney

                    27.   Financial Data Schedule

                    --------------

         (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


     No annual report or proxy material for the year 1999 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB INCOME PROPERTIES, LTD. - XI

                  By:      JMB Realty Corporation
                           Managing General Partner



                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Senior Vice President
                  Date:    March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Realty Corporation
                           Managing General Partner

                           JUDD D. MALKIN*
                  By:      Judd D. Malkin, Chairman and
                           Chief Financial Officer
                  Date:    March 24, 2000

                           NEIL G. BLUHM*
                  By:      Neil G. Bluhm, President and Director
                  Date:    March 24, 2000

                           H. RIGEL BARBER*
                  By:      H. Rigel Barber, Chief Executive Officer
                  Date:    March 24, 2000



                           GAILEN J. HULL
                  By:      Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                  Date:    March 24, 2000

                           A. LEE SACKS*
                  By:      A. Lee Sacks, Director
                  Date:    March 24, 2000

                  By:      STUART C. NATHAN*
                           Stuart C. Nathan, Executive Vice President
                             and Director
                  Date:    March 24, 2000


                  *By:     GAILEN J. HULL, Pursuant to a Power of Attorney



                           GAILEN J. HULL
                  By:      Gailen J. Hull, Attorney-in-Fact
                  Date:    March 24, 2000

                       JMB INCOME PROPERTIES, LTD. - XI

                                 EXHIBIT INDEX


                                                       DOCUMENT
                                                     INCORPORATED
                                                     BY REFERENCE        Page
                                                     ------------        ----


3-A.        Certain pages of the Prospectus
            dated July 11, 1984                               Yes          --

3-B.        Amended and Restated Agreement
            of Limited Partnership                            Yes          --

4-A.        1998 Mortgage Loan agreement
            related to Riverside Square                       Yes

10-A.       Acquisition documents
            related to Riverside Square                       Yes          --

10-B.       Purchase and Sale Agreement related to
            the Royal Executive Park office complex           Yes          --

10-C.       First Amendment to the Purchase
            and Sale Agreement related
            to San Jose                                       Yes          --

10-D.       Purchase and Sale Agreement with
            exhibits related to San Jose                      Yes          --

10-E.       Purchase Agreement related to the
            sale of Riverside Square Mall                     Yes          --

21.         List of Subsidiaries                               No

24.         Powers of Attorney                                 No

27.         Financial Data Schedule                            No