Form 10-Q
period 2000-03-31
JMB INCOME PROPERTIES LTD XI
filed 2000-05-12
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2000                                     Commission file #0-15966




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

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . .      9



PART II     OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     10

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     12

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                                BALANCE SHEETS

                     MARCH 31, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)


                                    ASSETS
                                    ------

                                              MARCH 31,         DECEMBER 31,
                                                2000               1999
                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . .     $  1,733,565         3,778,146
  Restricted funds . . . . . . . . . . .        1,000,000         1,000,000
  Rents and other receivables. . . . . .           29,847            37,444
                                             ------------      ------------
        Total assets . . . . . . . . . .     $  2,763,412         4,815,590
                                             ============      ============


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Accounts payable and other
    current liabilities. . . . . . . . .     $     61,271            62,112
                                             ------------      ------------
        Total current liabilities. . . .           61,271            62,112
                                             ------------      ------------

Commitments and contingencies

        Total liabilities. . . . . . . .           61,271            62,112

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000             1,000
    Cumulative net earnings (losses) . .        5,777,840         5,780,516
    Cumulative cash distributions. . . .       (8,037,985)       (7,787,502)
                                             ------------      ------------
                                               (2,259,145)       (2,005,986)
                                             ------------      ------------
  Limited partners (173,411 interests):
    Capital contributions,
      net of offering costs. . . . . . .      156,493,238       156,493,238
    Cumulative net earnings (losses) . .       63,652,366        63,716,584
    Cumulative cash distributions. . . .     (215,184,318)     (213,450,358)
                                             ------------      ------------
                                                4,961,286         6,759,464
                                             ------------      ------------
        Total partners' capital
          accounts (deficits). . . . . .        2,702,141         4,753,478
                                             ------------      ------------

                                             $  2,763,412         4,815,590
                                             ============      ============



                See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)




                                                 2000             1999
                                             -----------      -----------
Income:
  Rental income. . . . . . . . . . . . .     $     --           3,191,744
  Interest income. . . . . . . . . . . .          55,188          166,094
  Other income . . . . . . . . . . . . .           2,869            --
                                             -----------       ----------
                                                  58,057        3,357,838
                                             -----------       ----------
Expenses:
  Mortgage and other interest. . . . . .           --             596,249
  Property operating expenses. . . . . .          50,116        1,767,975
  Professional services. . . . . . . . .          20,163           63,211
  Amortization of deferred expenses. . .           --             168,883
  General and administrative . . . . . .          54,672          117,664
                                             -----------       ----------
                                                 124,951        2,713,982
                                             -----------       ----------
        Net earnings (loss). . . . . . .     $   (66,894)         643,856
                                             ===========       ==========

        Net earnings (loss) per
         limited partnership
         interest. . . . . . . . . . . .     $      (.37)            3.56
                                             ===========       ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . .     $     --               --
                                             ===========       ==========



























                See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                  2000            1999
                                              -----------     -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . .    $   (66,894)        643,856
  Items not requiring (providing)
   cash or cash equivalents:
    Amortization of deferred expenses. . .          --            168,883
  Changes in:
    Rents and other receivables. . . . . .          7,597         (19,622)
    Prepaid expenses . . . . . . . . . . .          --             48,051
    Accounts payable and other
      current liabilities. . . . . . . . .           (841)        (17,206)
    Accrued interest payable . . . . . . .          --              1,575
    Tenant security deposits . . . . . . .          --             (5,716)
                                              -----------     -----------
        Net cash provided by
          (used in) operating
          activities . . . . . . . . . . .        (60,138)        819,821
                                              -----------     -----------
Cash flows from investing
 activities:
  Additions to investment properties . . .          --           (821,213)
  Payment of deferred expenses . . . . . .          --             (3,415)
                                              -----------     -----------
        Net cash provided by
          (used in) investing
          activities . . . . . . . . . . .          --           (824,628)
                                              -----------     -----------
Cash flows from financing activities:
  Distributions to limited partners. . . .     (1,733,960)          --
  Distributions to general partners. . . .       (250,483)          --
                                              -----------     -----------
        Net cash provided by
          (used in) financing
          activities . . . . . . . . . . .     (1,984,443)          --
                                              -----------     -----------
        Net increase (decrease) in
          cash and cash equivalents. . . .     (2,044,581)         (4,807)

        Cash and cash equivalents,
          beginning of year. . . . . . . .      3,778,146      15,863,283
                                              -----------     -----------
        Cash and cash equivalents,
          end of period. . . . . . . . . .    $ 1,733,565      15,858,476
                                              ===========     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . .    $     --            594,674
                                              ===========     ===========
  Non-cash investing and
    financing activities . . . . . . . . .    $     --              --
                                              ===========     ===========




                See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1999 which are included in the Partnership's 1999 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The results of operations for properties sold or disposed of in the past two years were $0 and $652,855, respectively, for the three months ended March 31, 2000 and 1999.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 2000 and for the three months ended
March 31, 2000 and 1999 were as follows:

                                                                Unpaid at
                                                                March 31,
                                              2000      1999      2000
                                             ------    ------   ----------
Property management and leasing
  fees . . . . . . . . . . . . . . . . .     $ --      61,828       --
Insurance commissions. . . . . . . . . .        872     2,178       872
Reimbursement (at cost) for out-of-
 pocket salary and salary-related
 expenses and other costs for the
 Partnership and its investment
 properties. . . . . . . . . . . . . . .      9,109    25,475       --
                                             ------    ------      ----
                                             $9,981    89,481       872
                                             ======    ======      ====

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions aggregated $2,229,000 as of March 31, 2000. The amount was being deferred in accordance with the subordination requirements of the Partnership Agreement and has not been reflected in the accompanying consolidated financial statements. As a result of the distribution of sales proceeds to the Limited Partners in 1999, the subordination requirements of the Partnership Agreement were satisfied to permit payment to the General Partners their share of distributions of cash flow from operations effective with the third quarter of 1999. The General Partners received a cash distribution of previously undistributed cash flow from operations and reserves of $250,483 in February 2000, $57,804 of which represented a correction of the November 1999 cash distribution to the General Partners. However, the Partnership does not expect that the subordination requirements of the Partnership Agreement will be satisfied to permit payment of the $2,229,000 of previously deferred distributions of net cash flow.

     An affiliate of the General Partners of the Partnership managed the Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions. Such fees and commissions were subject to deferral to the extent they were in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property. As such property has been sold, no further fees are expected to be paid to such affiliate.

     RIVERSIDE SQUARE MALL

     The Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership has been in negotiations to resolve this matter with the taxing authority. In April 1999, the Partnership and the taxing authority reached an agreement in principle to settle these tax appeals, subject to court approval. Regardless of the outcome of such settlement, the Partnership does not expect that any significant funds will be available for distribution to the partners after issuing refunds to tenants at the mall and payment of expenses associated with the litigation. Until such settlement is finalized, there can be no assurance that this matter will be resolved in the year 2000.

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


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 2000 and for the three months ended March 31, 2000 and 1999.

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

     During 1999, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership for $150 per Interest. Such offers have expired. As of the date of this report, the Partnership is aware that 7.92% of the Interests have been purchased by various unaffiliated third parties either pursuant to tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,734,000. Such funds will be utilized for distributions to partners and for working capital requirements of the Partnership. In addition, in accordance with the Riverside Square purchase and sale agreement, $1,000,000 will be held in reserve for the purpose of paying any specified liabilities (as defined) relating to the representations, warranties and covenants agreed to in the sale and arising during the survival period that ends on July 31, 2000. Reference is made to the Notes for a further description of such sale.

     In February 2000, the Partnership made a cash distribution of previously undistributed cash flow from operations and reserves of $1,733,960 ($10 per interest) to the Limited Partners and $250,483 to the General Partners, of which $57,804 represented a correction of the November 1999 distribution to the General Partners.

     On August 5, 1999, the Partnership sold the Riverside Square Mall to an unaffiliated third party for $59,500,000. In conjunction with the sale of the mall, the Partnership made certain representations, warranties and covenants which expire July 31, 2000. Reference is made to the Notes for a further description of such sale.

     The Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership has been in negotiations to resolve this matter with the taxing authority. In April 1999, the Partnership and the taxing authority reached an agreement in principle to settle these tax appeals, subject to court approval. Regardless of the outcome of such settlement, the Partnership does not expect that any significant funds will be available for distribution to the partners after issuing refunds to tenants at the mall and payment of expenses associated with the litigation. Until such settlement is finalized, there can be no assurance that this matter will be resolved in the year 2000.

     The Partnership currently expects to conduct an orderly liquidation as quickly as practicable upon expiration of the representations and warranties to the purchaser that was required in connection with the sale of the Riverside Square Mall. Consequently, the Partnership currently expects to wind up its affairs in 2000. However, this will depend upon the Partnership's ability to resolve the pending litigation and finalize the real estate tax appeal settlement relating to the Riverside Square Mall. Reference is made to Item 1. Legal Proceedings of Part II Other Information in this report for a discussion of the pending litigation.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sale of the Riverside Square Mall in August 1999.

     The restricted funds at March 31, 2000 and December 31, 1999 represent the funds held in reserve in accordance with the Riverside Square Mall purchase and sale agreement.

     The decrease in interest income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to a higher average cash balance available for temporary investment in 1999 prior to the distribution of previously undistributed cash flow from operations to the Limited Partners and General Partners in November 1999 and February 2000.

     The property operating expenses for the three months ended March 31, 2000 represents final prorations in conjunction with the sale of the Riverside Square Mall in August 1999.

     The decrease in general and administrative expenses for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily due to cost savings resulting from the sale of the Partnerships remaining investment property in 1999.


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

     In separate litigation, on April 6, 1999, plaintiffs filed a suit entitled Bertha Atkinson, individually and as guardian ad litem for the infant plaintiff Cortney Atkinson and Tiffany Atkinson v. Riverside Square Mall et al., in the Superior Court of New Jersey Law Division, Bergen County, Case No. L-2203-99. The complaint is filed against the "Riverside Square Mall", as owner and operator of the mall, Federated Department Stores, Inc. d/b/a/ Bloomingdale's, Inc., SpectaGuard, Inc., and others.
In the five count complaint, plaintiffs allege that on July 18, 1998, they were stopped outside the mall by several Hackensack Police Department officers based on a complaint from Bloomingdale store personnel that one or more of the plaintiffs had stolen merchandise from the store. Plaintiffs allege that the police, mall security or employees of SpectaGuard Inc., a security firm, further detained them while an attempt was made to contact security at the Bloomingdale store. Plaintiffs claim that they were detained for approximately thirty minutes and allowed to proceed when no one from the Bloomingdale store appeared. Plaintiffs allege that there was no rational basis to believe that any one of them had stolen any property. Plaintiffs sue for false imprisonment, invasion of their rights of privacy, slander, a violation of the New Jersey Law Against Discrimination, and defendants' alleged failure to properly hire, train and supervise its security personnel. Plaintiffs seek compensatory damages, punitive damages, reasonable attorney's fees, costs, and such other relief as the court may deem proper. The Partnership believes that it has meritorious defenses.

     The Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership has been in negotiations to resolve this matter with the taxing authority. In April 1999, the Partnership and the taxing authority reached an agreement in principle to settle these tax appeals, subject to court approval. Regardless of the outcome of such settlement, the Partnership does not expect that any significant funds will be available for distribution to the partners after issuing refunds to tenants at the mall and payment of expenses associated with the litigation. Until such settlement is finalized, there can be no assurance that this matter will be resolved in the year 2000.

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


                 JMB INCOME PROPERTIES, LTD. - XI

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:     GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                      Date:   May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:     GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                      Date:   May 12, 2000