Form 10-Q
period 2000-06-30
JMB INCOME PROPERTIES LTD XI
filed 2000-08-14
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
June 30, 2000                                      Commission file #0-15966




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

                                BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)


                                    ASSETS
                                    ------

                                               JUNE 30,         DECEMBER 31,
                                                2000               1999
                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . .     $  1,569,727         3,778,146
  Restricted funds . . . . . . . . . . .        1,000,000         1,000,000
  Other receivables. . . . . . . . . . .          129,715            37,444
                                             ------------      ------------
        Total assets . . . . . . . . . .     $  2,699,442         4,815,590
                                             ============      ============


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Accounts payable and other
    current liabilities. . . . . . . . .     $     20,423            62,112
                                             ------------      ------------
        Total current liabilities. . . .           20,423            62,112
                                             ------------      ------------

Commitments and contingencies

        Total liabilities. . . . . . . .           20,423            62,112

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000             1,000
    Cumulative net earnings (losses) . .        5,776,915         5,780,516
    Cumulative cash distributions. . . .       (8,037,985)       (7,787,502)
                                             ------------      ------------
                                               (2,260,070)       (2,005,986)
                                             ------------      ------------
  Limited partners (173,411 interests):
    Capital contributions,
      net of offering costs. . . . . . .      156,493,238       156,493,238
    Cumulative net earnings (losses) . .       63,630,169        63,716,584
    Cumulative cash distributions. . . .     (215,184,318)     (213,450,358)
                                             ------------      ------------
                                                4,939,089         6,759,464
                                             ------------      ------------
        Total partners' capital
          accounts (deficits). . . . . .        2,679,019         4,753,478
                                             ------------      ------------

                                             $  2,699,442         4,815,590
                                             ============      ============



                See accompanying notes to financial statements.

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .     $     --         3,040,019           --         6,231,763
  Interest income. . . . . . . . . . . . . . . . . .          39,190        167,905          94,378        333,999
  Other income . . . . . . . . . . . . . . . . . . .         100,000          --            102,869          --
                                                         -----------     ----------      ----------     ----------
                                                             139,190      3,207,924         197,247      6,565,762
                                                         -----------     ----------      ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . .           --           535,146           --         1,131,395
  Property operating expenses. . . . . . . . . . . .           --         1,613,600          50,116      3,381,575
  Professional services. . . . . . . . . . . . . . .          47,981         42,133          68,144        105,344
  Amortization of deferred expenses. . . . . . . . .           --           169,585           --           338,468
  General and administrative . . . . . . . . . . . .         114,331         93,856         169,003        211,520
  Provision for value impairment . . . . . . . . . .           --         9,800,000           --         9,800,000
                                                         -----------     ----------      ----------     ----------
                                                             162,312     12,254,320         287,263     14,968,302
                                                         -----------     ----------      ----------     ----------
        Net earnings (loss). . . . . . . . . . . . .     $   (23,122)    (9,046,396)        (90,016)    (8,402,540)
                                                         ===========     ==========      ==========     ==========

        Net earnings (loss) per
         limited partnership
         interest. . . . . . . . . . . . . . . . . .     $      (.13)        (50.08)           (.50)        (46.52)
                                                         ===========     ==========      ==========     ==========

        Cash distributions per
          limited partnership
          interest . . . . . . . . . . . . . . . . .     $     --              4.00           10.00           4.00
                                                         ===========     ==========      ==========     ==========



                                    See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)



                                                    2000           1999
                                                -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .    $   (90,016)    (8,402,540)
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses. . . .          --           338,468
    Provision for value impairment . . . . .          --         9,800,000
  Changes in:
    Rents and other receivables. . . . . . .        (92,271)        17,579
    Prepaid expenses . . . . . . . . . . . .          --            79,159
    Accounts payable and other current
      liabilities. . . . . . . . . . . . . .        (41,689)      (164,059)
    Accrued interest payable . . . . . . . .          --            (4,394)
    Tenant security deposits . . . . . . . .          --            (5,716)
                                                -----------    -----------
        Net cash provided by (used in)
          operating activities . . . . . . .       (223,976)     1,658,497
                                                -----------    -----------
Cash flows from investing activities:
  Additions to investment properties . . . .          --          (973,090)
  Payment of deferred expenses . . . . . . .          --            (3,413)
                                                -----------    -----------
        Net cash provided by (used in)
          investing activities . . . . . . .          --          (976,503)
                                                -----------    -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . .     (1,733,960)      (693,644)
  Distributions to general partners. . . . .       (250,483)         --
                                                -----------    -----------
        Net cash provided by (used in)
          financing activities . . . . . . .     (1,984,443)      (693,644)
                                                -----------    -----------
        Net increase (decrease) in cash
          and cash equivalents . . . . . . .     (2,208,419)       (11,650)

        Cash and cash equivalents,
          beginning of year. . . . . . . . .      3,778,146     15,863,283
                                                -----------    -----------
        Cash and cash equivalents,
          end of period. . . . . . . . . . .    $ 1,569,727     15,851,633
                                                ===========    ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest . . . . . . . . . . . . . . . .    $     --         1,135,789
                                                ===========    ===========










                See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2000 AND 1999
                                  (UNAUDITED)



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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The results of operations for properties sold or disposed of in the past two years were $0 and ($8,433,434), respectively, for the six months ended June 30, 2000 and 1999.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 2000 and for the six months ended June 30, 2000 and 1999 were as follows:

                                                                 Unpaid at
                                                                 June 30,
                                              2000     1999        2000
                                            -------   -------   ----------
Property management and leasing
  fees . . . . . . . . . . . . . . . . .    $  --     121,333       --
Insurance commissions. . . . . . . . . .        872    30,209       --
Reimbursement (at cost) for out-of-
 pocket salary and salary-related
 expenses and other costs for the
 Partnership and its investment
 properties. . . . . . . . . . . . . . .     16,396    48,032       --
                                            -------   -------      ----
                                            $17,268   199,574       --
                                            =======   =======      ====

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions aggregated $2,229,000 as of June 30, 2000. The amount was being deferred in accordance with the subordination requirements of the Partnership Agreement and has not been reflected in the accompanying consolidated financial statements. As a result of the distribution of sales proceeds to the Limited Partners in 1999, the subordination requirements of the Partnership Agreement were satisfied to permit payment to the General Partners their share of distributions of cash flow from operations effective with the third quarter of 1999. The General Partners received a cash distribution of previously undistributed cash flow from operations and reserves of $250,483 in February 2000, $57,804 of which represented a correction of the November 1999 cash distribution to the General Partners. However, pursuant to additional subordination requirements, including an additional return to the Limited Partners on the Limited Partners' average adjusted capital contribution and the return of the Limited Partners original capital contribution, the Partnership does not expect that such additional subordination requirements will be satisfied to permit payment of the $2,229,000 of previously deferred distributions of net cash flow.

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

     RIVERSIDE SQUARE MALL

     The Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership had been in negotiations to resolve this matter with the taxing authority. In June 2000, the Tax Court approved the settlement between the Partnership and the taxing authority. In late July 2000, the Partnership received approximately $518,000 from the taxing authority in full settlement of all prior real estate tax appeals. The Partnership expects to realize approximately $100,000 after issuing refunds to tenants at the mall and payment of expenses associated with the litigation.

     On August 5, 1999, the Partnership sold the Riverside Square Mall to an unaffiliated third party for a sale price of $59,500,000 (before selling expenses and prorations). In connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period that expired July 31, 2000 with no liability to the Partnership. In accordance with the purchase and sale agreement, the Partnership was required to establish reserves of at least $1,000,000 in cash or reasonably liquid investments as of the closing date for the purpose of paying any specified liabilities (as defined) during the survival period that expired July 31, 2000.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond such date.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999.

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

     At June 30, 2000, the Partnership had cash and cash equivalents of approximately $1,570,000. Such funds will be utilized for distributions to partners and for working capital requirements of the Partnership. In addition, in accordance with the Riverside Square purchase and sale agreement, $1,000,000 was being held in reserve for the purpose of paying any specified liabilities (as defined) relating to the representations, warranties and covenants agreed to in the sale and arising during the survival period that ended on July 31, 2000 with no liability to the Partnership. Reference is made to the Notes for a further description of such sale.

     In February 2000, the Partnership made a cash distribution of previously undistributed cash flow from operations and reserves of $1,733,960 ($10 per interest) to the Limited Partners and $250,483 to the General Partners, of which $57,804 represented a correction of the November 1999 distribution to the General Partners. As a result of the expiration of the representations, warranties and covenants relating to the sale of Riverside Square, the Partnership made a determination to distribute previously undistributed cash flow from operations and reserves of approximately $867,000 ($5 per interest) to the Limited Partners and approximately $96,000 to the General Partners in August 2000. No further distributions of cash flow are anticipated to be made until the final liquidation of the Partnership.

     The Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership had been in negotiations to resolve this matter with the taxing authority. In June 2000, the Tax Court approved the settlement between the Partnership and the taxing authority. In late July 2000, the Partnership received approximately $518,000 from the taxing authority in full settlement of all prior real estate tax appeals. The Partnership expects to realize approximately $100,000 after issuing refunds to tenants at the mall and payment of expenses associated with the litigation.

     The Partnership currently expects to conduct an orderly liquidation as quickly as practicable upon expiration of the representations and warranties to the purchaser that were required in connection with the sale of the Riverside Square Mall. Consequently, the Partnership currently expects to wind up its affairs in 2000. However, this will depend upon the Partnership's ability to resolve the pending litigation relating to the Riverside Square Mall. Reference is made to Item 1. Legal Proceedings of

Part II Other Information in this report for a discussion of the pending litigation.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sale of the Riverside Square Mall in August 1999.

     The restricted funds at June 30, 2000 and December 31, 1999 represent the funds held in reserve in accordance with the Riverside Square Mall purchase and sale agreement.

     The increase in rents and other receivables at June 30, 2000 as compared to December 31, 1999 and the increase in other income for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 is primarily due to the accrual of the real estate tax refund relating to the Riverside Square Mall which was received by the Partnership in late July 2000.

     The decrease in interest income for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 is primarily due to a higher average cash balance available for temporary investment in 1999 prior to the distribution of previously undistributed cash flow from operations to the Limited Partners and General Partners in November 1999 and February 2000.

     The property operating expenses for the six months ended June 30, 2000 represents final prorations in conjunction with the sale of the Riverside Square Mall in August 1999.

     The decrease in general and administrative expenses for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is primarily due to cost savings resulting from the sale of the Partnership's remaining investment property in 1999.


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On December 23, 1996, plaintiff Eric Von Butler filed a complaint against the Partnership, and others, entitled Eric Von Butler v. SpectaGuard Inc. "SpectaGuard", JMB Income Properties, Ltd. and Urban Retail Properties Co. (the "Property Manager") in the Superior Court of New Jersey Law Division, Bergen County, Case No. BER-L-12161-96. In the three count complaint, plaintiff alleges that his employment as a security guard at the Riverside Square Mall was wrongfully terminated in September 1995 as a result of his race and that the Partnership allegedly participated in various acts and practices which discriminated against plaintiff on the basis of his race. At the time of the events complained of, plaintiff was employed by SpectaGuard, a contractor hired to provide security services to the mall. Plaintiff seeks, among other things, compensatory damages, punitive damages, reasonable attorneys' fees and costs. The Partnership believes it has meritorious defenses and has filed an answer denying the substantive allegations of the complaint and raising various affirmative defenses, including the affirmative defense that plaintiff was not an employee of the Partnership, but was employed and terminated by SpectaGuard. In addition, the Partnership has filed cross-claims for indemnity and contribution from SpectaGuard. In June 2000, the Partnership and the Property Manager reached an agreement in principle with SpectaGuard whereby SpectaGuard will assume the defense of the Von Butler litigation and indemnify the Partnership and the Property Manager for any judgment entered against either of them and any future costs or legal fees incurred by the Partnership and/or the Property Manager. As such agreement is subject to final documentation, there can be no assurance that any agreement will be reached.

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

     The Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership had been in negotiations to resolve this matter with the taxing authority. In June 2000, the tax court approved the settlement between the Partnership and the taxing authority. In late July 2000, the Partnership received approximately $518,000 from the taxing authority in full settlement of all prior real estate tax appeals. The Partnership expects to realize approximately $100,000 after issuing refunds to tenants at the mall and payment of expenses associated with the litigation.

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


                 JMB INCOME PROPERTIES, LTD. - XI

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:     GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                      Date:   August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:     GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                      Date:   August 14, 2000