Form 10-Q
period 2000-09-30
JMB INCOME PROPERTIES LTD XI
filed 2000-11-13
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2000                                 Commission file #0-15966




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

                                BALANCE SHEETS

                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)


                                    ASSETS
                                    ------

                                            SEPTEMBER 30,       DECEMBER 31,
                                                2000               1999
                                            -------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . .     $  1,665,260         3,778,146
  Restricted funds . . . . . . . . . . .            --            1,000,000
  Other receivables. . . . . . . . . . .           25,448            37,444
                                             ------------      ------------
        Total assets . . . . . . . . . .     $  1,690,708         4,815,590
                                             ============      ============


             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
             -----------------------------------------------------

Current liabilities:
  Accounts payable and other
    current liabilities. . . . . . . . .     $      6,398            62,112
                                             ------------      ------------
        Total current liabilities. . . .            6,398            62,112
                                             ------------      ------------

Commitments and contingencies

        Total liabilities. . . . . . . .            6,398            62,112

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . .            1,000             1,000
    Cumulative net earnings (losses) . .        5,775,659         5,780,516
    Cumulative cash distributions. . . .       (8,134,316)       (7,787,502)
                                             ------------      ------------
                                               (2,357,657)       (2,005,986)
                                             ------------      ------------
  Limited partners (173,396 interests):
    Capital contributions,
      net of offering costs. . . . . . .      156,493,238       156,493,238
    Cumulative net earnings (losses) . .       63,600,027        63,716,584
    Cumulative cash distributions. . . .     (216,051,298)     (213,450,358)
                                             ------------      ------------
                                                4,041,967         6,759,464
                                             ------------      ------------
        Total partners' capital
          accounts (deficits). . . . . .        1,684,310         4,753,478
                                             ------------      ------------

                                             $  1,690,708         4,815,590
                                             ============      ============



                See accompanying notes to financial statements.

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                                      (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . .     $     --         1,011,831           --         7,243,594
  Interest income. . . . . . . . . . . . . . . . . .          37,142        390,935         131,520        724,934
  Gain on sale of investment property. . . . . . . .           --           292,002           --           292,002
  Other income . . . . . . . . . . . . . . . . . . .           8,494          --            111,363          --
                                                         -----------     ----------      ----------     ----------
                                                              45,636      1,694,768         242,883      8,260,530
                                                         -----------     ----------      ----------     ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . .           --           230,646           --         1,362,041
  Property operating expenses. . . . . . . . . . . .           --           970,002          50,116      4,351,577
  Professional services. . . . . . . . . . . . . . .          23,656         27,364          91,800        132,708
  Amortization of deferred expenses. . . . . . . . .           --            66,106           --           404,574
  General and administrative . . . . . . . . . . . .          53,378         53,848         222,381        265,368
  Provision for value impairment . . . . . . . . . .           --             --              --         9,800,000
                                                         -----------     ----------      ----------     ----------
                                                              77,034      1,347,966         364,297     16,316,268
                                                         -----------     ----------      ----------     ----------
        Earnings (loss) before extraordinary
          items. . . . . . . . . . . . . . . . . . .         (31,398)       346,802        (121,414)    (8,055,738)

Extraordinary item and Partnership's share
  of extraordinary item from unconsolidated
  venture. . . . . . . . . . . . . . . . . . . . . .           --           (76,490)          --           (76,490)
                                                         -----------     ----------      ----------     ----------
        Net earnings (loss). . . . . . . . . . . . .     $   (31,398)       270,312        (121,414)    (8,132,228)
                                                         ===========     ==========      ==========     ==========






                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS - CONTINUED



                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------

        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale
            of investment property venture . . . . .     $      (.17)           .30            (.67)        (46.21)
          Gain on sale of investment property. . . .           --              1.67           --              1.67
          Extraordinary item . . . . . . . . . . . .           --              (.42)          --              (.42)
                                                         -----------     ----------      ----------     ----------
              Net earnings (loss). . . . . . . . . .     $      (.17)          1.55            (.67)        (44.96)
                                                         ===========     ==========      ==========     ==========

          Cash distributions per limited
            partnership interest . . . . . . . . . .     $      5.00          --               15.00          4.00
                                                         ===========     ==========      ==========     ==========






















                                    See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)



                                                    2000           1999
                                                -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . .    $  (121,414)    (8,132,228)
  Items not requiring (providing) cash
   or cash equivalents:
    Amortization of deferred expenses. . . .          --           404,574
    Provision for value impairment . . . . .          --         9,800,000
    Gain on sale of investment property. . .          --          (292,002)
    Extraordinary item and Partnership's
      share of extraordinary item from
      unconsolidated venture . . . . . . . .          --            76,490
  Changes in:
    Restricted funds . . . . . . . . . . . .      1,000,000          --
    Rents and other receivables. . . . . . .         11,996        106,770
    Prepaid expenses . . . . . . . . . . . .          --            97,040
    Accounts payable and other current
      liabilities. . . . . . . . . . . . . .        (55,714)      (417,128)
    Accrued interest payable . . . . . . . .          --          (181,029)
    Tenant security deposits . . . . . . . .          --           (89,000)
                                                -----------    -----------
        Net cash provided by (used in)
          operating activities . . . . . . .        834,868      1,373,487
                                                -----------    -----------
Cash flows from investing activities:
  Additions to investment properties . . . .          --        (1,008,906)
  Cash proceeds from sale of investment
    property, net of selling expenses. . . .          --        24,758,322
  Payment of deferred expenses . . . . . . .          --            (1,424)
                                                -----------    -----------
        Net cash provided by (used in)
          investing activities . . . . . . .          --        23,747,992
                                                -----------    -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . .     (2,600,940)      (693,644)
  Distributions to general partners. . . . .       (346,814)         --
                                                -----------    -----------
        Net cash provided by (used in)
          financing activities . . . . . . .     (2,947,754)      (693,644)
                                                -----------    -----------
        Net increase (decrease) in cash
          and cash equivalents . . . . . . .     (2,112,886)    24,427,835

        Cash and cash equivalents,
          beginning of year. . . . . . . . .      3,778,146     15,863,283
                                                -----------    -----------
        Cash and cash equivalents,
          end of period. . . . . . . . . . .    $ 1,665,260     40,291,118
                                                ===========    ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest . . . . . . . . . . . . . . . .    $     --         1,543,070
                                                ===========    ===========



                See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)



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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The results of operations for properties sold or disposed of in the past two years were $0 and ($8,378,733), respectively, for the nine months ended September 30, 2000 and 1999.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Managing General Partner and its affiliates, including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999 were as follows:

                                                                Unpaid at
                                                              September 30,
                                           2000     1999          2000
                                         -------   -------    -------------
Property management and
  leasing fees . . . . . . . . . . .     $  --     188,831           --
Insurance commissions. . . . . . . .         872    30,209           --
Reimbursement (at cost) for
  out-of-pocket salary and
  salary-related expenses and
  other costs for the Partnership
  and its investment properties. . .      26,221    61,593         5,185
                                         -------   -------         -----
                                         $27,093   280,633         5,185
                                         =======   =======         =====

     The General Partners have deferred receipt of certain of their distributions of net cash flow of the Partnership. The amount of such deferred distributions aggregated $2,229,000 as of September 30, 2000. The amount was being deferred in accordance with the subordination requirements of the Partnership Agreement and has not been reflected in the accompanying consolidated financial statements. As a result of the distribution of sales proceeds to the Limited Partners in November 1999, the subordination requirements of the Partnership Agreement were satisfied to permit payment to the General Partners their share of current, but not previously deferred, distributions of cash flow from operations commencing with the third quarter of 1999. The General Partners received a cash distribution of previously undistributed cash flow from operations and reserves of $250,483 in February 2000, $57,804 of which represented a correction of the November 1999 cash distribution to the General Partners and a distribution of previously undistributed of cash flow from operations and reserves of $96,331 in August 2000. However, pursuant to additional subordination requirements, including an additional return to the Limited Partners on the Limited Partners' average adjusted capital contribution and the return of the Limited Partners original capital contribution, the Partnership does not expect that such additional subordination requirements will be satisfied to permit payment of the $2,229,000 of previously deferred distributions of net cash flow.

     An affiliate of the General Partners of the Partnership managed the Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions. Such fees and commissions were subject to deferral to the extent they were in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property. As such property was sold in 1999, no further fees are expected to be paid to such affiliate.

     RIVERSIDE SQUARE MALL

     The Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership had been in negotiations to resolve this matter with the taxing authority. In June 2000, the Tax Court approved the settlement between the Partnership and the taxing authority. In late July 2000, the Partnership received approximately $518,000 from the taxing authority in full settlement of all prior real estate tax appeals. The Partnership realized approximately $109,000 after issuing refunds to tenants at the mall and payment of expenses associated with the litigation.

     On August 5, 1999, the Partnership sold the Riverside Square Mall to an unaffiliated third party for a sale price of $59,500,000 (before selling expenses and prorations). In connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period that expired July 31, 2000 with no liability to the Partnership. In accordance with the purchase and sale agreement, the Partnership was required to establish reserves of at least $1,000,000 in cash or reasonably liquid investments as of the closing date for the purpose of paying any specified liabilities (as defined) during the survival period. Such survival period expired July 31, 2000 with no liability to the Partnership.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, has not been subject to continued depreciation beyond such date.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (con-sisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999.

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

     At September 30, 2000, the Partnership had cash and cash equivalents of approximately $1,665,000. Such funds will be utilized for distributions to partners, potential settlement of outstanding lawsuits as described in
Part II, Item 1 below, and for working capital requirements of the Partnership. In addition, in accordance with the Riverside Square purchase and sale agreement, $1,000,000 was held in reserve for the purpose of paying any specified liabilities (as defined) relating to the representations, warranties and covenants agreed to in the sale and arising during the survival period. Such survival period ended on July 31, 2000 with no liability to the Partnership. Reference is made to the Notes for a further description of such sale.

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

     The Partnership has filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership had been in negotiations to resolve this matter with the taxing authority. In June 2000, the Tax Court approved the settlement between the Partnership and the taxing authority. In late July 2000, the Partnership received approximately $518,000 from the taxing authority in full settlement of all prior real estate tax appeals. The Partnership realized approximately $109,000 after issuing refunds to tenants at the mall and payment of expenses associated with the litigation.

     The Partnership intends to conduct an orderly liquidation as quickly as practicable. Consequently, the Partnership currently expects to wind up its affairs in 2000. However, this will depend upon the Partnership's ability to resolve pending litigation relating to the Riverside Square Mall. Reference is made to Item 1. Legal Proceedings of Part II Other Information in this report for a discussion of the pending litigation.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements not otherwise reported are primarily the result of the sale of the Riverside Square Mall in August 1999.

     The restricted funds at December 31, 1999 represent the funds that were held in reserve for the purpose of paying any specified liabilities (as defined) during the survival period that expired July 31, 2000 in accordance with the Riverside Square Mall purchase and sale agreement.

     The decrease in accounts payable at September 30, 2000 as compared to December 31, 1999 is due to the timing of payment of certain costs of the Partnership as of September 30, 2000.

     The decrease in interest income for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 is primarily due to a higher average cash balance available for temporary investment in 1999 prior to the distribution of previously undistributed cash flow from operations and reserves to the Limited Partners and General Partners in November 1999 and February and August 2000.

     The other income for the three and nine months ended September 30, 2000 is primarily due to the real estate tax refund relating to the Riverside Square Mall which was received by the Partnership in late July 2000.

     The property operating expenses for the nine months ended
September 30, 2000 represents final re-prorations in conjunction with the sale of the Riverside Square Mall in August 1999.

     The decrease in general and administrative expenses for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily due to cost savings resulting from the sale of the Partnership's remaining investment property in 1999.


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     On December 23, 1996, plaintiff Eric Von Butler filed a complaint against the Partnership, and others, entitled Eric Von Butler v. SpectaGuard Inc. "SpectaGuard", JMB Income Properties, Ltd. and Urban Retail Properties Co. (the "Property Manager") in the Superior Court of New Jersey Law Division, Bergen County, Case No. BER-L-12161-96. In the three count complaint, plaintiff alleges that his employment as a security guard at the Riverside Square Mall was wrongfully terminated in September 1995 as a result of his race and that the Partnership allegedly participated in various acts and practices which discriminated against plaintiff on the basis of his race. At the time of the events complained of, plaintiff was employed by SpectaGuard, a contractor hired to provide security services to the mall. Plaintiff seeks, among other things, compensatory damages, punitive damages, reasonable attorneys' fees and costs. The Partnership believes it has meritorious defenses and has filed an answer denying the substantive allegations of the complaint and raising various affirmative defenses, including the affirmative defense that plaintiff was not an employee of the Partnership, but was employed and terminated by SpectaGuard. In addition, the Partnership has filed cross-claims for indemnity and contribution from SpectaGuard. In June 2000, SpectaGuard agreed to assume the defense of the Von Butler litigation and indemnify the Partnership and the Property Manager for any judgment entered against either of them pursuant to the security contract between SpectaGuard and the Partnership. Additionally, an agreement in principle has been reached among the plaintiff and all of the defendants in full settlement of this matter. However, as such agreement is subject to final documentation, there can be no assurance that any agreement will be reached.

     In separate litigation, on April 6, 1999, plaintiffs filed a suit entitled Bertha Atkinson, individually and as guardian ad litem for the infant plaintiff Cortney Atkinson and Tiffany Atkinson v. Riverside Square Mall et al., in the Superior Court of New Jersey Law Division, Bergen County, Case No. L-2203-99. The complaint is filed against the "Riverside Square Mall", as owner and operator of the mall, Federated Department Stores, Inc. d/b/a/ Bloomingdale's, Inc., SpectaGuard, Inc., and others.
In the five count complaint, plaintiffs allege that on July 18, 1998, they were stopped outside the mall by several Hackensack Police Department officers based on a complaint from Bloomingdale store personnel that one or more of the plaintiffs had stolen merchandise from the store. Plaintiffs allege that the police, mall security or employees of SpectaGuard Inc., a security firm, further detained them while an attempt was made to contact security at the Bloomingdale store. Plaintiffs claim that they were detained for approximately thirty minutes and allowed to proceed when no one from the Bloomingdale store appeared. Plaintiffs allege that there was no rational basis to believe that any one of them had stolen any property. Plaintiffs sue for false imprisonment, invasion of their rights of privacy, slander, a violation of the New Jersey Law Against Discrimination, and defendants' alleged failure to properly hire, train and supervise its security personnel. Plaintiffs seek compensatory damages, punitive damages, reasonable attorney's fees, costs, and such other relief as the court may deem proper. The Partnership believes that it has meritorious defenses. The Partnership and the other defendants are attempting to expeditiously resolve this litigation.

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


                 JMB INCOME PROPERTIES, LTD. - XI

                 BY:  JMB Realty Corporation
                      (Managing General Partner)




                      By:     GAILEN J. HULL
                              Gailen J. Hull, Senior Vice President
                      Date:   November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:     GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                      Date:   November 10, 2000