Form 10-K405
period 2000-12-31
JMB INCOME PROPERTIES LTD XI
filed 2001-03-15
CIK 744437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 2000                      Commission file no. 0-15966



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

                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    4

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    5

Item 4.       Submission of Matters to a Vote
              of Security Holders. . . . . . . . . . . . . . .    5


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests and
              Related Security Holder Matters. . . . . . . . .    5

Item 6.       Selected Financial Data. . . . . . . . . . . . .    6

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .    8

Item 7A.      Quantitative and Qualitative
              Disclosures about Market Risk. . . . . . . . . .   11

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   12

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   30


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   30

Item 11.      Executive Compensation . . . . . . . . . . . . .   33

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   34

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   35


PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   35


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   37

                                    PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd. - XI (the "Partnership"), was a limited partnership formed in 1983 and governed under the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial and residential real property. The Partnership sold $173,406,000 in limited partnership interests (the "Interests") commencing on July 11, 1984, pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-90503). A total of 173,406 Interests were sold to the public at $1,000 per Interest. The offering closed on November 30, 1984. No Investor made any additional capital contribution after such date. The Investors in the Partnership shared in the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments were held by fee title and/or through joint venture partnership interests. The Partnership's real estate investments were located throughout the nation and it had no real estate investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership agreement, the Partnership was required to terminate no later than October 31, 2034. The Partnership was self-liquidating in nature. Upon sale of a particular property, the net proceeds, if any, were generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership has sold or disposed of all of its interests in real estate and thereby dissolved in accordance with the terms of the Partnership Agreement. In December 2000, the Partnership made a final liquidating cash distribution to the Limited Partners of $1,404,507 ($8.10 per Interest), terminated its operations and dissolved effective December 31, 2000.

     The Partnership has made the real property investments as set forth in the following table:


                                                           SALE OR DISPOSITION
                                                             DATE OR IF OWNED
                                                           AT DECEMBER 31, 2000,
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





     The Partnership's real property investments were subject to competition from similar types of properties in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. The Partnership maintained the suitability and competitiveness of its properties in its market primarily on the basis of tenant mix, property aesthetics, effective rents, tenant allowances and service provided to tenants.

     The Partnership had no employees.

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

ITEM 3.  LEGAL PROCEEDINGS

     At the time of liquidation, the Partnership was not subject to any pending material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 2000 or 1999.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 12,849 record holders of Interests of the Partnership. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Managing General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Investors.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

    YEARS ENDED DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION), 1999, 1998, 1997 AND 1996
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                  2000            1999           1998             1997           1996
                              ------------     -----------    -----------     -----------    -----------
Total income, including
  gain on sale of
  investment properties
  in 1999, 1998, 1997
  and 1996 . . . . . . . . .  $    265,557       8,641,691     13,652,013      14,218,708     13,403,472
                              ============     ===========    ===========     ===========    ===========
Earnings (loss) before
  extraordinary items. . . .  $   (401,217)     (7,877,628)    23,857,962      19,099,978      3,222,749
Extraordinary items. . . . .         --            (76,490)    (1,496,923)          --             --
                              ------------    ------------    -----------     -----------    -----------
Net earnings (loss). . . . .  $   (401,217)     (7,954,118)    22,361,039      19,099,978      3,222,749
                              ============    ============    ===========     ===========    ===========
Net earnings (loss)
  per Interest (b):
    Earnings (loss)
      before gain on
      sale of investment
      property or Partner-
      ship's share of gain
      on sale of investment
      properties of uncon-
      solidated ventures
      and extraordinary
      items. . . . . . . . .  $      (2.22)         (45.23)         17.77           31.84          10.02
    Gain on sale of
      investment property
      or Partnership's share
      of gain on sale of
      investment properties
      of unconsolidated
      ventures . . . . . . .         --               1.67         117.88           76.21           8.06
    Extraordinary items. . .         --               (.42)         (8.50)          --             --
    Reallocation among
      partners of gains
      on sales . . . . . . .        (13.66)          --             --              --             --
                              ------------    ------------    -----------     -----------    -----------
Net earnings (loss). . . . .  $     (15.88)         (43.98)        127.15          108.05          18.08
                              ============    ============    ===========     ===========    ===========




                                  2000            1999           1998             1997           1996
                              ------------     -----------    -----------     -----------    -----------

Total assets . . . . . . . .  $  1,404,507       4,815,590     83,984,649     118,582,025    102,106,160
Long-term debt . . . . . . .  $      --              --             --         33,820,205     34,404,477
Cash distributions
  per Interest (c) (d) . . .  $      15.00          204.00         324.00           12.00          15.00
                              ============    ============    ===========     ===========    ===========

-------------

     (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

     (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period (173,396).

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

     (d) Cash distributions per interest for 2000 does not include the final liquidating cash distribution of
$1,404,507 ($8.10 per Interest) to the Limited Partners paid by the Partnership on December 31, 2000.



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

     The board of directors of JMB Realty Corporation ("JMB"), the managing general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.

     During 1998 and 1999, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at between $125 and $400 per Interest. All such offers expired. The Partnership was aware that 7.92% of the Interests had been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     In February 2000, the Partnership made a cash distribution of previously undistributed cash flow from operations of $1,733,960 ($10 per Interest) to the Limited Partners and $250,483 to the General Partners, of which $57,804 represented a correction of the November 1999 distribution to the General Partners. As a result of the expiration of the representa-tions, warranties and covenants relating to the sale of Riverside Square, the Partnership made a determination to distribute previously undistributed cash flow from operations and reserves of $866,980 ($5 per interest) to the Limited Partners and $96,331 to the General Partners in August 2000. The Partnership made a final liquidating cash distribution of $1,404,507 ($8.10 per Interest) to its Limited Partners and wound up its affairs and dissolved effective December 31, 2000.

     In accordance with the subordination requirements of the Partnership Agreement, the General Partners had deferred payment of certain of their distributions from the Partnership. The cumulative amount of such deferred distributions was approximately $2,229,000 and was not paid upon liquidation.

     RIVERSIDE SQUARE MALL

     On August 5, 1999, the Partnership sold the Riverside Square Mall to an unaffiliated third party for $59,500,000. In addition, in accordance with the Riverside Square sale agreement, $1,000,000 was held in reserve for the purpose of paying any specified liabilities (as defined) relating to the representations, warranties and covenants agreed to in the sale and arising during the survival period. Such survival period ended on July 31, 2000 with no liability to the Partnership. Reference is made to the Notes for a further description of such sale.

     The Partnership had filed, in recent years, real estate tax appeals on behalf of the Riverside Square Mall property for the tax years 1994 through 1998. The Partnership had been in negotiations to resolve this matter with the taxing authority. In June 2000, the Tax Court approved the settlement between the Partnership and the taxing authority. In late July 2000, the Partnership received approximately $518,000 from the taxing authority in full settlement of all prior real estate tax appeals. The Partnership realized approximately $109,000 after issuing refunds to tenants at the mall and paying expenses associated with the litigation.

     On December 23, 1996, plaintiff Eric Von Butler filed a complaint against the Partnership, and others, entitled Eric Von Butler v. SpectaGuard Inc. "SpectaGuard", JMB Income Properties, Ltd. and Urban Retail Properties Co. (the "Property Manager") in the Superior Court of New Jersey Law Division, Bergen County, Case No. BER-L-12161-96. In the three count complaint, plaintiff alleged that his employment as a security guard at the Riverside Square Mall was wrongfully terminated in September 1995 as a result of his race and that the Partnership allegedly participated in various acts and practices which discriminated against plaintiff on the basis of his race. At the time of the events complained of, plaintiff was employed by SpectaGuard, a contractor hired to provide security services to the mall. Plaintiff sought, among other things, compensatory damages, punitive damages, reasonable attorneys' fees and costs. The Partnership believed it had meritorious defenses and filed an answer denying the substantive allegations of the complaint and raising various affirmative defenses, including the affirmative defense that plaintiff was not an employee of the Partnership, but was employed and terminated by SpectaGuard. In addition, the Partnership filed cross-claims for indemnity and contribution from SpectaGuard. In June 2000, SpectaGuard agreed to assume the defense of the Von Butler litigation and indemnify the Partnership and the Property Manager for any judgment entered against either of them pursuant to the security contract between SpectaGuard and the Partnership. In December 2000, an agreement was reached among the plaintiff and all of the defendants in full settlement of this matter with no liability to the Partnership.

     In separate litigation, on April 6, 1999, plaintiffs filed a suit entitled Bertha Atkinson, individually and as guardian ad litem for the infant plaintiff Cortney Atkinson and Tiffany Atkinson v. Riverside Square Mall et al., in the Superior Court of New Jersey Law Division, Bergen County, Case No. L-2203-99. The complaint was filed against the "Riverside Square Mall", as owner and operator of the mall, Federated Department Stores, Inc. d/b/a/ Bloomingdale's, Inc., SpectaGuard, Inc., and others.
In the five count complaint, plaintiffs alleged that on July 18, 1998, they were stopped outside the mall by several Hackensack Police Department officers based on a complaint from Bloomingdale store personnel that one or more of the plaintiffs had stolen merchandise from the store. Plaintiffs alleged that the police, mall security or employees of SpectaGuard Inc., a security firm, further detained them while an attempt was made to contact security at the Bloomingdale store. Plaintiffs claim that they were detained for approximately thirty minutes and allowed to proceed when no one from the Bloomingdale store appeared. Plaintiffs alleged that there was no rational basis to believe that any one of them had stolen any property. Plaintiffs sued for false imprisonment, invasion of their rights of privacy, slander, a violation of the New Jersey Law Against Discrimination, and defendants' alleged failure to properly hire, train and supervise its security personnel. Plaintiffs sought compensatory damages, punitive damages, reasonable attorney's fees, costs, and such other relief as the court may deem proper. In October 2000, SpectaGuard assumed the full defense of the Atkinson litigation on behalf of the Partnership under the indemnification provision of the Partnership's contract with SpectaGuard, with no liability to the Partnership.

RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying financial statements not otherwise reported are primarily the result of the sale of the Riverside Square Mall in August 1999.

     The restricted funds at December 31, 1999 represent the funds that were held in reserve for the purpose of paying any specified liabilities (as defined) during the survival period that expired July 31, 2000 in accordance with the Riverside Square Mall sale agreement.

     The decrease in interest income for the twelve months ended
December 31, 2000 as compared to the twelve months ended December 31, 1999 is primarily due to a higher average cash balance available for temporary investment in 1999 prior to the distribution of previously undistributed cash flow from operations and reserves to the Limited and General Partners in November 1999 and February and August 2000. The increase in interest income for the twelve months ended December 31, 1999 as compared to the twelve months ended December 31, 1998 is primarily due to a higher average cash balance during 1999 as well as the temporary investment of sales proceeds from the August 1999 sale of Riverside Square Mall, which proceeds were subsequently distributed as described above.

     The other income for the twelve months ended December 31, 2000 is primarily due to the real estate tax refund relating to the Riverside Square Mall received by the Partnership in late July 2000.

     The gain on sale of investment property for the twelve months ended December 31, 1999 is due to the gain recognized on the sale of the Riverside Square Mall.

     The property operating expenses for the twelve months ended
December 31, 2000 represents final re-prorations in conjunction with the sale of the Riverside Square Mall in August 1999.

     The increase in professional services for the twelve months ended December 31, 2000 as compared to the twelve months ended December 31, 1999 is primarily due to legal fees incurred relating to the resolution of the Von Buller litigation as well as costs incurred in the resolution of the real estate tax appeals during 2000. The decrease in professional services for the twelve months ended December 31, 1999 as compared to the twelve months ended December 31, 1998 is primarily due to the Partnership owning one remaining property during 1999.

     The increase in general and administration costs for the twelve months ended December 31, 2000 as compared to the twelve months ended December 31, 1999 is primarily due to an increase in certain costs relating to the liquidation of the Partnership.

     The provision for value impairment for the twelve months ended December 31, 1999 is due to the reduction in the net carrying value of the Riverside Square Mall as of June 30, 1999.

     The decrease in the Partnership's share of operations of unconsolidated ventures for the twelve months ended December 31, 1999 as compared to the twelve months ended December 31, 1998 is primarily due to the sales of the remaining assets of the Park Center Financial Plaza office complex in February 1998.

     The Partnership's share of gain on sale of investment properties of unconsolidated venture of $20,648,190 in 1998 is due to the gain recognized on the sale of the remaining assets of the Park Center Financial Plaza investment property in February 1998.

     The Partnership's extraordinary items for the twelve months ended December 31, 1999 is due to the write-off of the deferred mortgage balance of $76,490 resulting from the sale of the Riverside Square Mall. The Partnership's extraordinary items for the twelve months ended December 31, 1998 is due to the write-off of $237,805 of deferred mortgage expense in conjunction with the replacement mortgage loan put in place at the Riverside Square Mall investment property in November 1998. The Partnership's share of extraordinary item from unconsolidated venture of $1,259,118 in 1998 comprises loan prepayment premiums of $1,211,062 and the write-off of the deferred mortgage expense balance of $48,056 resulting from the sale of the remaining assets of the Park Center Financial Plaza investment property in February 1998.

INFLATION

     Due to the low level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Partnership wound up its affairs and dissolved effective
December 31, 2000. As a result, there is no meaningful disclosure for this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)


                                     INDEX


Independent Auditors' Report

Balance Sheets, December 31, 2000 (Immediately prior to final liquidating distribution) and 1999

Statements of Operations, year ended December 31, 2000
  (Immediately prior to final liquidating distribution) and years ended December 31, 1999 and 1998

Statements of Partners' Capital Accounts (Deficit), year ended December 31, 2000 (Immediately prior to final liquidating distribution) and years ended
  December 31, 1999 and 1998

Statements of Cash Flows, year ended December 31, 2000
  (Immediately prior to final liquidating distribution) and years ended December 31, 1999 and 1998

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - XI at December 31, 2000 (immediately prior to final liquidating distribution) and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 (immediately prior to final liquidating distribution) and the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.







                                               KPMG LLP


Chicago, Illinois
February 11, 2001

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS

                        DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                                 AND DECEMBER 31, 1999


                                                        ASSETS
                                                        ------
                                                                                    2000               1999
                                                                                ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $  1,404,507         3,778,146
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --            1,000,000
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . .             --               37,444
                                                                                ------------       -----------

        Total current assets . . . . . . . . . . . . . . . . . . . . . . .         1,404,507         4,815,590
                                                                                ------------       -----------

                                                                                $  1,404,507         4,815,590
                                                                                ============       ===========





                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                              BALANCE SHEETS - CONTINUED


                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                                 ----------------------------------------------------

                                                                                    2000               1999
                                                                                ------------       -----------
Current liabilities:
  Accounts payable and other current liabilities . . . . . . . . . . . . .      $      --               62,112
                                                                                ------------       -----------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . .             --               62,112
                                                                                ------------       -----------
Commitments and contingencies

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .                              62,112

Partners' capital accounts (deficit):
  General partners:
      Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .             1,000             1,000
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .         8,133,316         5,780,516
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .        (8,134,316)       (7,787,502)
                                                                                ------------       -----------
                                                                                       --           (2,005,986)
                                                                                ------------       -----------
  Limited partners (173,396 interests):
      Capital contributions, net of offering costs . . . . . . . . . . . .       156,493,238       156,493,238
      Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .        60,962,567        63,716,584
      Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (216,051,298)     (213,450,358)
                                                                                ------------       -----------
                                                                                   1,404,507         6,759,464
                                                                                ------------       -----------
        Total partners' capital accounts . . . . . . . . . . . . . . . . .         1,404,507         4,753,478
                                                                                ------------       -----------
                                                                                $  1,404,507         4,815,590
                                                                                ============       ===========








                                    See accompanying notes to financial statements.

                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF OPERATIONS

                  YEAR ENDED DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                      AND YEARS ENDED DECEMBER 31, 1999 AND 1998
                                                                    2000            1999              1998
                                                               ------------     ------------      ------------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . .      $     --           7,330,547        12,718,155
  Interest income. . . . . . . . . . . . . . . . . . . . .          156,193        1,019,142           933,858
  Gain on sale of investment property. . . . . . . . . . .            --             292,002             --
  Other income . . . . . . . . . . . . . . . . . . . . . .          109,364            --                --
                                                                -----------      -----------       -----------
                                                                    265,557        8,641,691        13,652,013
                                                                -----------      -----------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . .            --           1,362,041         2,741,140
  Property operating expenses. . . . . . . . . . . . . . .           50,116        4,477,479         7,189,436
  Professional services. . . . . . . . . . . . . . . . . .          183,777          133,367           214,735
  Amortization of deferred expenses. . . . . . . . . . . .            --             404,574           478,558
  General and administrative . . . . . . . . . . . . . . .          432,881          341,858           380,455
  Provision for value impairment . . . . . . . . . . . . .            --           9,800,000             --
                                                                -----------      -----------       -----------
                                                                    666,774       16,519,319        11,004,324
                                                                -----------      -----------       -----------
                                                                   (401,217)      (7,877,628)        2,647,689
Partnership's share of operations of unconsolidated
  venture. . . . . . . . . . . . . . . . . . . . . . . . .            --               --              562,083
                                                                -----------      -----------       -----------
        Earnings (loss) before Partnership's share of
          gain on sale of investment property of
          unconsolidated venture and extraordinary
          items. . . . . . . . . . . . . . . . . . . . . .         (401,217)      (7,877,628)        3,209,772

Partnership's share of gain on sale of investment
  property of unconsolidated venture . . . . . . . . . . .            --               --           20,648,190
                                                                -----------      -----------       -----------
        Earnings (loss) before extraordinary items . . . .         (401,217)      (7,877,628)       23,857,962
Extraordinary items:
  Deferred mortgage expense on retirement of
    long-term debt . . . . . . . . . . . . . . . . . . . .            --             (76,490)         (237,805)
  Partnership's share of deferred mortgage expense and
    prepayment premium of unconsolidated venture . . . . .            --               --           (1,259,118)
                                                                -----------      -----------       -----------
        Net earnings (loss). . . . . . . . . . . . . . . .      $  (401,217)      (7,954,118)       22,361,039
                                                                ===========      ===========       ===========




                                           JMB INCOME PROPERTIES, LTD. - XI
                                                (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS - CONTINUED


                                                                   2000             1999              1998
                                                               ------------     ------------      ------------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale
            of investment property or Partnership's
            share of gain on sale of investment
            property of unconsolidated venture and
            extraordinary items. . . . . . . . . . . . . .      $     (2.22)          (45.23)            17.77
          Gain on sale of investment property or
            Partnership's share of gain on sale
            of investment property of
            unconsolidated venture . . . . . . . . . . . .            --                1.67            117.88
          Extraordinary items. . . . . . . . . . . . . . .            --                (.42)            (8.50)
          Reallocation among partners of gains
            on sales . . . . . . . . . . . . . . . . . . .           (13.66)           --                --
                                                                -----------      -----------       -----------
            Net earnings (loss). . . . . . . . . . . . . .      $    (15.88)          (43.98)           127.15
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

                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT)

                     YEAR ENDED DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                         AND YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF        NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1997. . . . .   $1,000     5,794,671    (6,631,429)      (835,758)   156,493,238    49,295,508   (121,889,350) 83,899,396

Cash distri-
 butions
 ($324 per
 limited
 partnership
 interest) . .     --           --            --             --             --            --       (56,185,164)(56,185,164)
Net earnings
 (loss). . . .     --         312,770         --           312,770          --       22,048,269          --     22,048,269
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 1998. . . . .    1,000     6,107,441    (6,631,429)      (522,988)   156,493,238    71,343,777   (178,074,514) 49,762,501

Cash distri-
 butions
 ($204 per
 limited
 partnership
 interest) . .     --           --       (1,156,073)    (1,156,073)         --            --       (35,375,844)(35,375,844)
Net earnings
 (loss). . . .     --        (326,925)        --          (326,925)         --       (7,627,193)         --     (7,627,193)
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------






                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                               STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICIT) - CONTINUED



                                    GENERAL PARTNERS                                    LIMITED PARTNERS
                ---------------------------------------------------   --------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                              NET                                         NET OF        NET
                CONTRI-     EARNINGS       CASH                          OFFERING     EARNINGS        CASH
                BUTIONS      (LOSS)    DISTRIBUTIONS       TOTAL          COSTS        (LOSS)     DISTRIBUTIONS    TOTAL
                -------    ----------  -------------    -----------    -----------   ----------   ------------- -----------

Balance
 (deficit)
 at Decem-
 ber 31,
 1999. . . . .    1,000     5,780,516    (7,787,502)    (2,005,986)   156,493,238    63,716,584   (213,450,358)  6,759,464

Cash distri-
 butions
 ($15.00 per
 limited
 partnership
 interest) . .     --           --         (346,814)      (346,814)         --            --        (2,600,940) (2,600,940)
Net earnings
 (loss). . . .     --         (16,049)        --           (16,049)         --         (385,168)         --       (385,168)
Reallocation
 among part-
 ners of gains
 on sales. . .     --       2,368,849         --         2,368,849          --       (2,368,849)         --     (2,368,849)
                 ------    ----------    ----------     ----------    -----------   -----------   ------------ -----------
Balance
 (deficit)
 at Decem-
 ber 31,
 2000. . . . .   $1,000     8,133,316    (8,134,316)         --       156,493,238    60,962,567   (216,051,298)  1,404,507
                 ======    ==========    ==========     ==========    ===========   ===========   ============ ===========







                                       See accompanying notes to financial statements.

                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                                  STATEMENTS OF CASH FLOWS
                     YEAR ENDED DECEMBER 31, 2000 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                         AND YEARS ENDED DECEMBER 31, 1999 AND 1998
                                                                  2000              1999               1998
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . .      $ (401,217)         (7,954,118)       22,361,039
  Items not requiring (providing) cash or
   cash equivalents:
    Amortization of deferred expenses. . . . . . . . . .            --               404,574           478,558
    Gain on sale of investment property. . . . . . . . .            --              (292,002)            --
    Partnership's share of operations of uncon-
      solidated venture, net of distributions. . . . . .            --                 --             (562,083)
    Partnership's share of gain on sale of invest-
      ment property of unconsolidated venture. . . . . .            --                 --          (20,648,190)
    Provision for value impairment . . . . . . . . . . .            --             9,800,000             --
    Extraordinary items. . . . . . . . . . . . . . . . .            --                76,490         1,496,923
  Changes in:
    Restricted funds . . . . . . . . . . . . . . . . . .        1,000,000         (1,000,000)            --
    Rents and other receivables. . . . . . . . . . . . .           37,444            249,828           951,052
    Prepaid expenses . . . . . . . . . . . . . . . . . .            --                97,040            (8,092)
    Escrow deposits. . . . . . . . . . . . . . . . . . .            --                 --              320,236
    Accounts payable . . . . . . . . . . . . . . . . . .          (62,112)          (412,995)         (307,167)
    Accrued interest payable . . . . . . . . . . . . . .            --              (181,029)          (62,473)
    Tenant security deposits . . . . . . . . . . . . . .            --               (89,000)              867
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .          574,115            698,788         4,020,670
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . .            --            (1,008,906)       (1,111,370)
  Proceeds from sale of investment property,
   net of selling expenses . . . . . . . . . . . . . . .            --            58,758,322             --
  Partnership's distributions from
    unconsolidated venture . . . . . . . . . . . . . . .            --                 --           26,662,317
  Payment of deferred expenses . . . . . . . . . . . . .            --                (1,424)          (12,636)
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .            --            57,747,992        25,538,311
                                                              -----------        -----------       -----------




                                              JMB INCOME PROPERTIES, LTD. - XI
                                                   (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  2000              1999              1998
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Release of escrow for payoff of old debt . . . . . . .            --                 --              851,035
  Net cost of refinancing of new long-term debt. . . . .            --                 --             (126,127)
  Principal payments on long-term debt . . . . . . . . .            --           (34,000,000)         (533,706)
  Distributions to limited partners. . . . . . . . . . .       (2,600,940)       (35,375,844)      (56,185,164)
  Distributions to general partners. . . . . . . . . . .         (346,814)        (1,156,073)            --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . .       (2,947,754)       (70,531,917)      (55,993,962)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .       (2,373,639)       (12,085,137)      (26,434,981)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        3,778,146         15,863,283        42,298,264
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $ 1,404,507          3,778,146        15,863,283
                                                              ===========        ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest . . . . . .      $     --             1,543,070         2,803,613
                                                              ===========        ===========       ===========
Non-cash investing and financing activities:
   Refinancing of long-term debt:
     Proceeds of new debt. . . . . . . . . . . . . . . .      $     --                 --           34,000,000
     Retirement of old debt. . . . . . . . . . . . . . .            --                 --          (33,870,772)
     Deferred mortgage costs . . . . . . . . . . . . . .            --                 --             (255,355)
                                                              -----------        -----------       -----------
          Net cost of refinancing of long-term debt. . .      $     --                 --             (126,127)
                                                              ===========        ===========       ===========











                                       See accompanying notes to financial statements.

                       JMB INCOME PROPERTIES, LTD. - XI
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 2000
             (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                  AND YEARS ENDED DECEMBER 31, 1999 AND 1998


OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held (either directly or through joint ventures) investments in United States real estate. Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale or disposition of such real estate.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in JMB/San Jose Associates ("San Jose") (which investment was sold in February 1998). Accordingly, the accompanying financial statements do not include the accounts of San Jose.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such GAAP adjustments were not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 2000 (immediately prior to final liquidating distribution) and 1999 is summarized as follows:



                                                           2000                                  1999
                                           ------------------------------        ------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (UNAUDITED)        GAAP BASIS         (UNAUDITED)
                                           ------------       -----------       ------------        ----------
Total assets . . . . . . . . . . . . .      $ 1,404,507         1,404,507         4,815,590         21,493,556

Partners' capital accounts
  (deficit):
    General partners . . . . . . . . .            --                --           (2,005,986)           528,529
    Limited partners . . . . . . . . .        1,404,507         1,404,507         6,759,464         20,902,930

Net earnings (loss):
    General partners . . . . . . . . .          (16,049)          (15,727)         (326,925)         1,684,602
    Limited partners . . . . . . . . .         (385,168)      (17,063,471)       (7,627,193)         6,834,900

Reallocation among partners of
 gains on sales:
    General partners . . . . . . . . .        2,368,849          (165,988)            --                 --
    Limited partners . . . . . . . . .       (2,368,849)          165,988             --                 --

Net earnings (loss) per
  limited partnership
  interest . . . . . . . . . . . . . .           (15.88)           (97.45)           (43.98)             39.42
                                            ===========      ============       ===========        ===========



     The net earnings (loss) per limited partnership interest was based upon the number of limited partnership interests outstanding at the end of the period (173,396). Also, because net earnings (loss) was computed immediately prior to dissolution, Holders of Interests may have, upon dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 required the Partnership to present a statement which classified receipts and payments according to whether they stemmed from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership recorded amounts held in U.S. Government obligations at cost, which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $4,815,021 at December 31, 2000 and 1999, respectively) as cash equivalents, which included investments in an institutional mutual fund which held U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     No provision for State or Federal income taxes had been made as the liability for such taxes was that of the Partners rather than the Partnership. However, in certain instances, the Partnership had been required under applicable law to remit directly to the tax authorities amounts representing withholding from distributions paid to partners.

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

     Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:
                                                               YEARS
                                                               -----
        Building and Improvements -- straight-line . . . . .     30
        Personal property -- straight-line . . . . . . . . .      5
                                                                 ==

     Maintenance and repairs were generally charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued in March 1995. The Partnership adopted SFAS 121 as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized was the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell or dispose of such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell.

     The results of operations for the property held for sale or disposition as of and for the years ended December 31, 1999 and 1998 were ($8,328,617) and $2,172,556, respectively. In addition, the accompanying financial statements include none and $562,083, respectively, of the Partnership's share of total property operations of none and $1,124,167 of the unconsolidated property held for sale or disposition as of and for the years ended December 31, 1999 and 1998.

INVESTMENT PROPERTIES

     RIVERSIDE SQUARE MALL

     During October 1983, the Partnership acquired an existing enclosed regional shopping center in Hackensack, New Jersey. The Partnership's purchase price for the mall was $36,236,282. The Partnership made a cash down payment at closing of $20,000,000 with the balance of the purchase price represented by a first mortgage loan, which was refinanced with a new loan in the amount of $36,000,000 in 1994.

     On November 24, 1998, the Partnership closed on a replacement mortgage loan in the amount of $34,000,000, for a one-year term with no prepayment penalty, to replace the previous loan. The new mortgage loan had a maturity date of November 24, 1999, with an option for a six-month extension, and provided for interest only payments based on the 30 day LIBOR rate (approximately 5.2% and 5.1% at August 5, 1999 (the date of sale) and December 31, 1998, respectively) plus 1.3%. The proceeds from the mortgage loan were used to pay the outstanding balance of the old loan of approximately $33,871,000. The net cost to the Partnership of the refinancing, including costs and fees of approximately $255,000, was approximately $126,000.

     On August 5, 1999, the Partnership sold the Riverside Square mall to an unaffiliated third party for a sale price of $59,500,000 (before selling expenses and prorations). The Partnership realized net sale proceeds of approximately $24,758,000 after repayment of the mortgage loan securing the property in the amount of $34,000,000 and payment of selling expenses of approximately $750,000. The sale resulted in a gain for Federal income tax reporting purposes in 1999 of approximately $8,376,000. As the sale value of the property as indicated by the sales contract was expected to result in a loss of approximately $9,800,000 for financial reporting purposes, as a matter of prudent accounting practice the Partnership recognized this amount as a provision for value impairment at June 30, 1999. The Partnership recognized a gain of approximately $292,000 for financial reporting purposes at December 31, 1999. In connection with the sale, the Partnership recorded at December 31, 1999 an extraordinary loss for financial reporting purposes of $76,490 as a result of the write-off of the remaining deferred mortgage expense balance. In addition, in connection with the sale of the property, as is customary in such transactions, the Partnership agreed to certain representations, warranties and covenants with a stipulated survival period, and the establishment of reserves of at least $1,000,000 in cash or reasonably liquid investments as of the closing date for the purpose of paying any specified liabilities (as defined) during the survival period. Such survival period expired July 31, 2000 with no liability to the Partnership.

     In November 1999, the Partnership made a distribution of sales proceeds relating to the sale of Riverside Square Mall of $23,757,307 ($137 per Interest) to the Limited Partners.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of September 30, 1997, and therefore, had not been subject to continued depreciation beyond such date.

     An affiliate of the General Partners of the Partnership managed the shopping center for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions, subject to deferral if in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property.


VENTURE AGREEMENT - GENERAL

     The Partnership, at December 31, 1998, was no longer a party to any operating venture agreements. The Partnership had made capital contributions to its remaining venture as discussed below.

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

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated 96% to the Limited Partners and 4% to the General Partners. Profits from the sale or refinancing of investment properties were allocated to the General
Partners: (i) to the greater of 1% of such profits or the amount of cash distributable to the General Partner from any such sale or refinancing (as described below); and (ii) in order to reduce deficits, if any, in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or refinancing of investment properties were allocated 1% to the General Partners. The remaining sale or refinancing profits and losses were allocated to the Limited Partners.

     The General Partners were not required to make any additional capital contributions except under certain limited circumstances upon termination of the Partnership. In general, distributions of cash from operations were to be made 90% to the Limited Partners and 10% to the General Partners. However, a portion of such distributions to the General Partners was subordinated to the Limited Partners' receipt of a stipulated return on capital. As a result of the distribution of sales proceeds to the Limited Partners of $137 per Interest in November 1999, the subordination requirements of the Partnership agreement were satisfied to permit payment to the General Partners their share of current, but not previously deferred, distributions of cash flow from operations commencing with the third quarter of 1999. The General Partners did not receive any portion of the final liquidating distribution on December 31, 2000.

     The Partnership Agreement provided that the General Partners were to receive as a distribution from the sale of a real property by the Partnership amounts equal to the cumulative deferrals of any portion of their 10% cash distribution and 3% of the selling price, and that the remaining proceeds (net after expenses and retained working capital) were to be distributed 85% to the Limited Partners and 15% to the General Partners. However, notwithstanding such allocations, the Limited Partners received 100% of such net sale proceeds until the Limited Partners (i) had received cash distributions of sale or refinancing proceeds in an amount equal to the Limited Partners' aggregate initial capital investment in the Partnership, (ii) had received cumulative cash distributions from the Partnership's operations which, when combined with sale or refinancing proceeds previously distributed, equalled a 7% annual return on the Limited Partners' average capital investment for each year (their initial capital investment as reduced by sale or refinancing proceeds previously distributed) commencing with the first fiscal quarter of 1985 and (iii) had received cash distributions of sale and refinancing proceeds and of the Partnership operations, in an amount equal to the Limited Partners' initial capital investment in the Partnership plus a 10% annual return on the Limited Partners' average capital investment. As the 10% level of return was not achieved, the General Partners did not receive any portion of the proceeds from the sales of property by the Partnership.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Managing General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses related to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 2000 and for the years ended
December 31, 2000, 1999 and 1998 were as follows:
                                                                UNPAID AT
                                                               DECEMBER 31,
                                2000       1999       1998        2000
                              -------    -------    -------    ------------
Property management
 and leasing fees. . . . . .  $  --      188,831    246,957         --
Insurance commissions. . . .      872      7,799     34,614         --
Reimbursement (at cost)
 for accounting services . .    7,483      1,880     15,306         --
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . . . .   20,434     45,204     56,590         --
Reimbursement (at cost)
 for legal services. . . . .   10,721     10,155      7,646         --
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket expenses. . .   16,418      5,117      7,035         --
                              -------    -------    -------       -------
                              $55,928    258,986    368,148         --
                              =======    =======    =======       =======

     During 1994, certain officers and directors of the Managing General Partners acquired interests in a company which provided certain property management services to a property that was owned by the Partnership. The fees earned by such company from the Partnership for the year ended December 31, 1998 was approximately $5,400, all of which had been paid.

     The General Partners deferred receipt of certain of their distributions of net cash flow of the Partnership. Accordingly, $2,229,000 (approximately $12.86 per Interest) of distributable cash was deferred by the General Partners and was not paid upon liquidation. This amount was deferred in accordance with the subordination requirements of the Partnership Agreement as discussed above. As a result of the distribution of sales proceeds to the Limited Partners in November 1999, the subordination requirements of the Partnership Agreement were satisfied to permit payment to the General Partners their share of current, but not previously deferred, distributions of cash flow from operations commencing with the third quarter of 1999. The General Partners received a cash distribution of previously undistributed cash flow from operations of $1,156,074 in November 1999. In addition, the General Partners received a cash distribution of previously undistributable cash flow from operations and reserves of $250,483 in February 2000, $57,804 of which represented a correction of the November 1999 cash distribution to the General Partners and a distribution of previously undistributed cash flow from operations and reserves of $96,331 in August 2000. The General Partners did not receive any portion of the final liquidating distribution on December 31, 2000.

     Until the sale of the property in August 1999, an affiliate of the General Partners of the Partnership managed the Riverside Square Mall for a fee equal to 4% of the fixed and percentage rents of the shopping center plus leasing and operating covenant commissions. Such fees and commissions were subject to deferral to the extent they were in excess of an aggregate annual maximum amount of 6% of the gross receipts of the property.


INVESTMENT IN UNCONSOLIDATED VENTURE

     Summary combined financial information for San Jose for the year ended December 31, 1998 was as follows:

     The total income, expenses applicable to operating earnings, gain on disposition of investment property and net earnings for the above-mentioned venture for the year ended December 31, 1998 were $2,482,154, $1,357,987, $39,135,624 and $40,259,791, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes of or disagreements with accountants during 1999 and 2000.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Managing General Partner, had responsibility for all aspects of the Partnership's operations. The Associate General Partner of the Partnership was Income Associates-XI, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of Income Associates-XI, L.P. are generally current or former officers and directors of JMB or their affiliates and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management, insurance brokerage and administrative services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership or its investment properties under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses or distribution of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 2001. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 2001. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), and Carlyle Real Estate Limited Partner-ship-XV ("Carlyle-XV"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. Most of such directors and officers are also partners, directly or indirectly, of the partnerships that are or were associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-XIII, Carlyle-XIV and Carlyle-XV.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above includes the following:

     Judd D. Malkin (age 63) is an individual general partner of JMB Income
- V.  Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc., which owns, manages and develops shopping centers, from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) is an individual general partner of JMB Income
- V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is a member of the Bar of the State of Illinois.

     Burton E. Glazov (age 62) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December of 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 59) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 67) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 54) has been associated with JMB since December, 1970. Mr. Schreiber is President of Centaur Capital Partners, Inc., a family investment firm. He is also senior advisor and partner of Blackstone Real Estate Advisors, L.P., which manages large real estate private equity funds. Mr. Schreiber is a trustee of AMLI Residential Properties Trust and a director of Host Marriott Corporation, as well as a number of mutual funds advised by T. Rowe Price Associates, Inc. He is also a director of The Brickman Group, Ltd. From February 1995 until November 2000 Mr. Schreiber was a director of Urban Shopping Centers, Inc. Prior to his retirement as an officer of JMB in 1990, Mr. Schreiber was Chairman of JMB/Urban Development Co. from its inception in 1988 until 1990 and an Executive Vice president of JMB from 1979 to 1990. He received an M.B.A. from Harvard University Graduate School of Business in 1970.

     H. Rigel Barber (age 52) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele (age 48) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the Investors, and a share of profits or losses. Reference is also made to the Notes for a description of such transactions, distributions and allocations. The General Partners received cash distributions of $346,814 and $1,156,074 in 2000 and 1999, respectively. No cash distributions were paid to the General Partners in 1998.

     Affiliates of the Managing General Partner provided property management services to the Partnership for the Riverside Square Mall in Hackensack, New Jersey at a fee not to exceed 4% of the fixed and percentage rent of property, plus leasing commissions. As set forth in the Prospectus of the Partnership, the Managing General Partner was required to negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 6% of the gross receipts from a property), and such agreements was required to be terminable by either party thereto, without penalty, upon 60 days' notice.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner, earned and received insurance brokerage commissions in 2000 of $872 in connection with insurance coverage for professional liability for the Partnership.

     The General Partners of the Partnership were permitted to be reimbursed for their salaries, salary-related and direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 2000, an affiliate of the General Partners earned reimbursement for such expenses in the amount of $55,056, all of which was paid at December 31, 2000.

     The Partnership was permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above and
Exhibit 21 hereto.

     In connection with its winding up, the Partnership entered into an agreement (the "Winding Up Agreement") with JMB Realty Corporation, the Managing General Partner, pursuant to which the Managing General Partner generally assumed the obligation to pay or otherwise discharge expenses and liabilities of the Partnership not otherwise paid, discharged or provided for by the Partnership, including contingent liabilities of the Partnership that may arise after its winding up. In consideration of such assumption, the Partnership paid the Managing General Partner $4,125 in cash and transferred to the Managing General Partner the Partnership's contingent rights, if any, to indemnification or reimbursement, including coverage and benefits under contracts of insurance, and certain other rights to receive or collect amounts, if any, that may be payable to the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its liquidation and winding up.

     (b)  The Managing General Partner, its executive officers and directors and the Associate General Partner beneficially owned the following Interests of the Partnership immediately prior to its liquidation and winding up:

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

--------------

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as its indirect majority shareholder, was deemed to have shared voting and investment power.

     No executive officer or director of the Managing General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.


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


     No annual report or proxy material for the year 2000 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB INCOME PROPERTIES, LTD. - XI

                  By:      JMB Realty Corporation
                           Managing General Partner



                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Senior Vice President
                  Date:    March 15, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Realty Corporation
                           Managing General Partner

                           JUDD D. MALKIN*
                  By:      Judd D. Malkin, Chairman and
                           Chief Financial Officer
                  Date:    March 15, 2001

                           NEIL G. BLUHM*
                  By:      Neil G. Bluhm, President and Director
                  Date:    March 15, 2001

                           H. RIGEL BARBER*
                  By:      H. Rigel Barber, Chief Executive Officer
                  Date:    March 15, 2001



                           GAILEN J. HULL
                  By:      Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                  Date:    March 15, 2001

                           A. LEE SACKS*
                  By:      A. Lee Sacks, Director
                  Date:    March 15, 2001

                  By:      STUART C. NATHAN*
                           Stuart C. Nathan, Executive Vice President
                             and Director
                  Date:    March 15, 2001


                  *By:     GAILEN J. HULL, Pursuant to a Power of Attorney



                           GAILEN J. HULL
                  By:      Gailen J. Hull, Attorney-in-Fact
                  Date:    March 15, 2001

                       JMB INCOME PROPERTIES, LTD. - XI

                                 EXHIBIT INDEX


                                                       DOCUMENT
                                                     INCORPORATED
                                                     BY REFERENCE        Page
                                                     ------------        ----


3-A.        Certain pages of the Prospectus
            dated July 11, 1984                               Yes          --

3-B.        Amended and Restated Agreement
            of Limited Partnership                            Yes          --

4-A.        1998 Mortgage Loan agreement
            related to Riverside Square                       Yes

10-A.       Acquisition documents
            related to Riverside Square                       Yes          --

10-B.       First Amendment to the Purchase
            and Sale Agreement related
            to San Jose                                       Yes          --

10-C.       Purchase and Sale Agreement with
            exhibits related to San Jose                      Yes          --

10-D.       Purchase Agreement related to the
            sale of Riverside Square Mall                     Yes          --

21.         List of Subsidiaries                               No

24.         Powers of Attorney                                 No